Form 10-K
period 1993-12-31
CONSUMERS WATER CO
filed 1994-03-30
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                                FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1993
                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

      OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from __________ to __________

                           Commission file number 0-493

                              CONSUMERS WATER COMPANY
         (Exact name of registrant as specified in its charter)

                       Maine                      01-0049450
           (State or other jurisdiction        (I.R.S. Employer
         of incorporation or organization)    Identification No.)

      THREE CANAL PLAZA, PORTLAND, MAINE   04101  (207-773-6438)
   (Address and telephone number of principal executive offices)

                                       NONE
   (Securities registered pursuant to Section 12(b) of the Act)

                     COMMON SHARES, PAR VALUE $1.00 PER SHARE
                     (Title of class of Securities registered
                       pursuant to Section 12(g) of the Act)
_______________________________________________________
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   XXX      No

    Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K         .

     The aggregate market value of all voting shares held by non-affiliates as of March 22, 1994 was $116,586,804.

     As of March 22, 1994, there were 8,113,953 Common Shares outstanding.

Documents Incorporated by Reference
     The "Nominees for Election as Directors", "Other Executive Officers", "Executive Compensation," "Compliance with Beneficial Ownership Reporting Rules" and "Common Stock Ownership of Certain Beneficial Owners and Management" sections of the registrant's proxy statement for its 1994 annual meeting filed pursuant to Regulation 14A are incorporated in Part III of this Form 10-K by reference.

                                      PART I
Item 1.  Business.

        Consumers Water Company (Consumers or the Company) is a holding and management company whose principal business is the ownership and operation of water utility subsidiaries. Consumers owns directly or indirectly at least 90% of the voting stock of 11 water companies (the Consumers Water Subsidiaries) which operate 28 separate systems providing water service to approximately 218,000 customers in six states. It also owns 100% of C/P Utility Services (C/P), a provider of technical services to utilities and other enterprises. C/P, headquartered in Hamden, Connecticut, provides services in the areas of meter services, contract operations, mechanical engineering services, corrosion engineering services, environmental engineering services and water conservation to the utility industry and certain industrial clients primarily in the northeastern United States. Consumers also owns Burlington Homes of New England (Burlington), a manufactured housing company located in Oxford, Maine, that formerly sold manufactured housing through developers and an independent dealer network throughout New England and eastern New York. On October 6, 1993, The
Company announced its decision to discontinue the operations of Burlington, to offer the Company for sale and to concentrate its efforts on its water resource management business. To date, efforts to sell Burlington have been unsuccessful. The plant has been closed and Burlington has begun the liquidation of its assets.

  Consumers was incorporated under the laws of Maine in 1926. The address of its executive offices is Three Canal Plaza, Portland, Maine 04101, and the Company's telephone number is (207) 773-6438.

  The Company had at December 31, 1993, subsidiaries as noted on Exhibit 22 attached hereto, the accounts of which are included in the consolidated financial statements in this report.

Consumers Water Subsidiaries

  The Consumers Water Subsidiaries operate 28 primary systems in six states for the collection, treatment and distribution of water for public use to residential, commercial and industrial customers, to other water utilities for resale and for private and municipal fire protection purposes. In 1993, 65% of the revenue of the Consumers Water Subsidiaries was generated from residential accounts, while sales for commercial users, industrial users and fire protection and miscellaneous uses accounted for 13%, 9% and 13% of revenues, respectively. Water utility revenues for the three years ended December 31, 1993, 1992 and 1991 were $78,171,000, $74,637,000, and
$72,427,000, respectively. At December 31, 1993, the Consumers Water Subsidiaries owned in the aggregate 3,084 miles of main line pipe, of which approximately 84% was six inches or larger in diameter.

  Of the 28 primary systems, twelve have surface supplies (lakes, ponds and streams) as their source of supply; twelve obtain water principally or entirely from wells; two obtain their water supplies from adjacent systems through wells and surface supplies; and two purchase their supplies from adjacent systems, one of which is an affiliated utility. Less than 5% of the Consumers Water Subsidiaries' water usage is purchased from other systems.
In general, the Company considers the surface and well supplies at the Consumers Water Subsidiaries to be adequate for anticipated average daily demand and normal peak day demand for the next five years. One division of Garden State Water Company, Blackwood, serving approximately 11,000 customers has water supplies that will need to be supplemented. This work of developing an additional water supply is underway and anticipated to be completed within the next year.

  All of the systems (except one system serving solely industrial users) provide customers with water which has been subjected to disinfection treatment and some of which has been subjected to additional treatment, such as softening, sedimentation, filtration, chemical stabilization, iron and/or manganese removal and taste and odor control. Eight systems own and operate full scale water treatment plants. In addition, Consumers Illinois Water Company operates four wastewater treatment facilities.

  The water treatment, pumping and distribution capacities of the systems are generally considered by management to be adequate to meet the present requirements of their residential, commercial and industrial customers.
On a continuing basis, the Consumers Water Subsidiaries make system improvements and additions to capacity in response to changing regulatory standards, changing patterns of consumption and increases in the number of customers. See "Environmental Regulation." Operating and capital costs associated with these improvements are normally recognized by the various state regulatory commissions in setting rates. See "Rate Regulation."

  Consumers' water utility business is seasonal because the demand for water during the warmer months is generally greater than during the cooler months due to additional requirements for industrial and residential cooling systems, private and public swimming pools and lawn sprinklers.

  The following table indicates, for each of the Consumers Water Subsidiaries, the number of customers at year-end, 1993 revenues and net utility plant as of December 31, 1993:

                                                   (Dollars in Thousands)
                                     Number    Number of   Utility  Net Utility
Subsidiary                         of Systems  Customers    Revenue   Plant (1)

Ohio Water Service Company (2)          5         70,020    $27,144   $95,840
Consumers Illinois Water Company        5         42,260     10,741    45,731
Inter-State Water Company               1         16,799      7,055    32,167
Shenango Valley Water Company (3)       2         17,044      6,335    22,544
Roaring Creek Water Company             1         16,671      5,260    21,405
Pennsylvania Water Company              1          4,451      1,370     3,872
Garden State Water Company (4)          4         28,374      9,452    40,345
Southern New Hampshire Water Company    1          7,416      5,273    30,188
Camden and Rockland Water Company       1          7,109      2,879    14,053
Maine Water Company                     4          2,732      1,125     4,816
Wanakah Water Company                   3          4,903      1,606     6,118
  Inter-Company Eliminations                         -         (69)     ( 363)
                                                 -------    -------   --------
                                        28       217,779    $78,171   $316,716
                                                 =======    =======   ========
_________________________________
(1)  Includes construction work in progress.
(2) Includes the revenue from the Washington Court House Division which was sold on December
     16, 1993.
(3)  Includes Masury Water Company, a wholly-owned subsidiary.
(4)  Includes Califon Water Company, a 93.2% owned subsidiary.


   The properties of the Consumers Water Subsidiaries consist of transmission and distribution mains and conduits, purification plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, land, easements, rights and other facilities and equipment used for the collection, purification, storage and distribution of water. Substantially all of the property and all rights and franchises of the Consumers Water Subsidiaries are owned by the subsidiaries and are subject to liens of mortgages or indentures. For the most part, such liens are imposed to secure bonds, notes and/or other evidences of long-term indebtedness of the respective companies. Management considers that its water collection, treatment and distribution systems, facilities and properties are well maintained and structurally sound. In addition, Consumers carries replacement cost insurance coverage on substantially all of its and its subsidiaries' above-ground properties, as well as liability coverages for risks incident to their ownership and use, including consequential damage coverage.

Rate Regulation

   The Consumers Water Subsidiaries are subject to regulation by their respective state regulatory bodies. The state regulatory bodies have broad administrative power and authority to regulate water and other public utilities, including the power to regulate rates and charges, service and the issuance of securities. They also establish uniform systems of accounts, develop standards with respect to groundwater withdrawal rights, surface water supply, potability and adequacy of treatment, and approve the terms of contracts and relations with affiliates and customers, purchases and sales of property and loans. Maine and Illinois have laws regulating reorganizations of water and other utilities.

   The profitability of the operations of the Consumers Water Subsidiaries is influenced to a great extent by the timeliness and magnitude of rate allowances by regulatory authorities in various states. Accordingly, Consumers maintains a rate case management capability to ensure that the tariffs of the Consumers Water Subsidiaries reflect, to the extent possible, current costs of operations, capital, taxes, energy, materials and compliance with environmental regulations. This process also addresses other factors bearing on rate determinations, such as the quantity of rainfall and temperature in a given period of time, system expansion and industrial demand.

   The approximate amount of annual rate increases allowed for the last three years was $2,880,000 for 1991, $4,698,000 for 1992, and $1,945,000 for 1993
represented by ten, eight, and five rate decisions, respectively. Included in the 1992 total is a $2.2 million rate allowance for Inter-State Water Company, received on January 8, 1992. This increase was due primarily to recovery of, and an allowance of a return on, its new $14 million water treatment plant.

    The Company currently has five rate filings pending totalling $7.3 million of requested annualized new revenue. Decisions on these cases are expected in 1994. The number and magnitude of rate increases for the next three years is expected to increase due to the large capital expenditure program for the period 1994 to 1996.

   Rates for some divisions of Ohio Water are fixed by negotiated agreements with the political subdivisions that are served, instead of through a filing with the Public Utility Commission of Ohio. Currently, two of the five regulated divisions of Ohio Water are operating under rate ordinances.

Water Utility Competition

   In general, the Company believes that the Consumers Water Subsidiaries have valid operating rights, free from unduly burdensome restrictions, sufficient to enable them to carry on their businesses as presently conducted. They derive their rights to install and maintain mains in streets, highways and other public places from the acts under which they were incorporated, municipal consents and ordinances, permits granted for an indefinite period of time by states and permits from state highway departments and county and township authorities. In most instances, such operating rights are non-exclusive. In certain cases, permits from state highway departments and county and township authorities have not been received for service in unincorporated areas, but service is being rendered without assertion or lack of authority by the governmental body concerned.

   Each of the Consumers Water Subsidiaries serves an area or areas in which it is sole operator of the public water supply system. In some instances another water utility provides service to a separate and sometimes contiguous area within the same township or other political subdivision served by one of the Consumers Water Subsidiaries.

   In the states in which the operations of the Consumers Water Subsidiaries are carried on, there exists the right of municipal acquisition by one or more of the following methods: eminent domain, the right of purchase given or reserved by a municipality or other political subdivision in granting a franchise, and the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit. The price to be paid upon acquisition is usually determined in accordance with both federal law and the laws of the state governing the taking of lands or other property under eminent domain statutes; in other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or special charter. Certain communities in areas served by the Consumers Water Subsidiaries have, from time to time, expressed an interest in acquiring the water utility serving those communities.

Environmental Regulation

   The primary federal laws affecting the provision of water and wastewater treatment services by the Consumers Water Subsidiaries are the Clean Water Act (the CWA) and the Safe Drinking Water Act (the SDWA), and the regulations promulgated pursuant thereto by the United States Environmental Protection Agency (the EPA). These laws and regulations establish criteria and standards, including those for drinking water and for discharges into waters of the United States. States have the right to establish criteria and standards stricter than those established by the EPA, and some of the states in which the Consumers Water Subsidiaries operate have done so.

   The CWA regulates the discharge of effluents from the drinking water and wastewater treatment processes into the lakes, rivers, streams, and ground water. Seven of the systems owned by the Consumers Water Subsidiaries generate water treatment precipitate from operating conventional filtration facilities used for producing drinking water. The water treatment precipitate is a combination of silt and chemicals used in the treatment process and chemicals removed from the raw water. For each of the seven facilities, the water treatment precipitate generated from the treatment facilities is disposed of either in a storage facility such as a lagoon owned by the subsidiary, an off-site facility not owned by the subsidiary, a State approved landfill, municipal sewer system or it is used for agricultural land application. Wastewater precipitate generated from small wastewater treatment facilities in Illinois is used as a solid additive. Additional capital expenditures and operating costs in connection with the management and ultimate disposal of effluent from water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the CWA or other applicable federal or state laws.

   A small wastewater plant owned by Consumers Illinois serving the University Park area will require approximately $2.0 to $3.0 million of capital investment over the next three years to correct periodic excursions in discharge permit requirements. A consent decree addressing these excursions and the alleged resulting stream bed contamination is being negotiated with the Illinois Environmental Protection Agency (the IEPA).

   At Consumers Illinois, a small wastewater plant serving the Candlewick area will require approximately $2.2 to $3.0 million of capital investment due to periodic excursions in discharge permit requirements. The IEPA has restricted Consumers Illinois from extending its sewer lines in the Candlewick service area until the plant capital program is complete.

   The Poland Filtration Plant, which is operated by Ohio Water, has been disposing of treatment precipitate at an abandoned strip mine. The Ohio Environmental Protection Agency has informed Ohio Water that it must find an alternative method of disposal for the treatment precipitate. This issue is being studied and the cost for the alternative disposal method is estimated at $500,000 to $1.0 million.

   The SDWA established uniform minimum national quality standards for drinking water. The EPA regulations, promulgated pursuant to the SDWA, set standards on the amount of certain inorganic and organic chemical contaminants, microbials and radionuclides in drinking water. The 1986 amendments to the SDWA require that the EPA promulgate new primary water standards for 83 contaminants. The EPA has not met the timetable established in the amendments but is developing new water quality standards and, to date, has issued regulations on volatile synthetic organic chemicals, inorganic chemicals, surface water treatment, microbials, lead and copper. Reauthorization of the SDWA is scheduled to be taken up by Congress in 1994. Stricter drinking water standards currently under consideration may result in additional capital expenditures being required of the Company.

   The implications of the 1986 amendments to the SDWA and the EPA regulations for the Company can be analyzed by grouping contaminants into four categories:
(i) microbials, (ii) inorganics, (iii) radionuclides and (iv) volatile organics.

   With respect to microbials, improved disinfection and/or filtration is required under the EPA Surface Water Treatment Rule adopted pursuant to the SDWA. Necessary improvements to comply with the Surface Water Treatment Rule have been completed or are under way at a number of Consumers Water Subsidiaries. The estimated cost for 1994 and beyond for these improvements is $20 million. Other major improvements at two water treatment plants designed to increase capacity and upgrade facilities are estimated to cost $11 million. In addition, open water storage reservoirs may have to be covered or replaced at three subsidiaries at an approximate cost of $4 million.

   Testing for lead and copper in finished water supplies, as required by the SDWA provisions dealing with inorganics, has been undertaken at a number of Consumers Water Subsidiaries. The most recent test results show that copper and lead levels meet the applicable standards at most of the Consumers Water Subsidiaries.

   The EPA has not yet established the Maximum Contaminant Level (MCL) for radon gas in drinking water pursuant to the SDWA provisions applicable to radiouclides. The Company anticipates that the EPA will set those levels at not less than 300 pico curies/liter and has budgeted for capital expenditures of $5 million during the 1994 through 1998 period to treat groundwater supplies to comply with this anticipated radon standard. If the standard is set at 1,000 pico curies/liter, as proposed by an industry group, the necessary capital expenditures would be reduced to approximately $1 million.

   The Consumers Water Subsidiaries have surveillance programs in place to provide early warning of a possible contamination threat to their water supplies from volatile organics and other potential contaminants. Each of the Consumers Water Subsidiaries has adopted contingency plans to respond to such contamination, should it occur.

   In 1992, Inter-State executed a Consent Decree with the Illinois Environmental Protection Agency to comply with the MCL for nitrates by 1997 and to take additional interim steps to address the problem. Inter-State will be required to add treatment facilities and/or new sources of supply to reduce the level of nitrates in its finished water at certain times of the year for an estimated project cost of $5 million.

   A small satellite system owned by Consumers Illinois Water Company has identified an organic contaminant in its groundwater supply. The problem can be resolved by interconnecting the system to the core system at a cost of approximately $1 million. It is felt costs associated with this problem will be recovered from a third party.

   A contractor working at the Lake Erie West water treatment facility, which is operated by Ohio Water, caused the release of a relatively small amount of mercury within a building at the facility. Workers tracked the mercury to various areas of the building, necessitating the clean-up of a relatively large area in and around the building at a cost of approximately $900,000. Clean-up has been completed and Ohio Water is looking to the responsible parties for reimbursement of its costs. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

   The Consumers Water Subsidiaries own 12 major dams that are subject to the requirements of the Federal Dam Safety Act of 1986. The dams normally undergo a comprehensive engineering evaluation annually. The Company believes the dams are structurally sound and well maintained. One of the dams owned by Ohio Water will require structural improvements which are currently estimated to cost $2.7 million.

   In addition to the SDWA, the CWA and Federal Dam Safety Act of 1986, numerous federal and state environmental laws affect the operations of the Consumers Water Subsidiaries.

   In addition to the capital expenditures and costs currently anticipated, changes in environmental regulation, enforcement policies and practices or related matters may result in additional capital expenditures and costs. Capital expenditures and costs required as a result of water quality standards and environmental requirements are normally recognized by state public utility commissions as appropriate plant additions in established rates.

   Water Subsidiary Information

   Consumers' five largest water subsidiaries, Ohio Water Service Company (Ohio Water), Consumers Illinois Water Company (Consumers Illinois), Garden State Water Company (Garden State), Shenango Valley Water Company, (Shenango), and Inter-State Water Company (Inter-State) accounted for approximately 78%
of consolidated operating revenues of the water subsidiaries in 1993 and 75% of consolidated water utility net property, plant and equipment at December 31, 1993.

   Consumers' five largest water subsidiaries are discussed separately below.

   Ohio Water Service Company

Ohio Water is the largest of the Consumers Water Subsidiaries, accounting for approximately 35% of the operating revenues of the water subsidiaries in 1993. As of December 31, 1993, Ohio Water operates five separate systems, five of which deliver treated water and one of which delivers partially treated water primarily to industrial customers. Ohio Water serves a number of communities in northeastern and central Ohio.

   The following indicates the distribution of 1993 year-end customers, revenues and net utility plant among the five districts of Ohio Water.

                                           (Dollars in Thousands)
                             Number of           Utility         Net Utility
                             Customers           Revenues           Plant

Lake Erie East District          7,516            $ 3,211            $ 8,789
Lake Erie West District         25,254              7,098             35,239
Massillon District              23,039              8,330             31,237
Struthers District              14,201              5,640             18,067
Washington Court House District      0              2,326                  0
Mahoning Valley District            10                539              2,508
                               -------           --------          ---------
     Total                      70,020           $ 27,144          $  95,840
                               =======           ========          =========

Consumers Illinois Water Company

Consumers Illinois serves 32,218 water customers in the City of Kankakee, Village of Bourbonnais, and a portion of the Village of Bradley, as well as unincorporated areas of Kankakee, Bourbonnais, Aroma, Limestone, and Manteno Townships, all in Kankakee County; as well as the Village of University Park and unincorporated areas of Crete and Monee Townships in Will County, and portions of Lee, Boone and Knox Counties, all in the state of Illinois.

   The Company also serves 10,042 sewer customers in the Village of University Park, portions of Crete and Monee Townships in Will County, and portions of Lee and Boone Counties, all in the state of Illinois.

   The company sold its Bourbonnais wastewater collection operation on January 13, 1993, for a gain, net of taxes, of approximately $847,000. The operation generated $1.1 million in revenues and had 5,007 customers in 1992.

   Consumers Illinois obtains its water supply for its customers in Kankakee County from the Kankakee River and satellite wells. In Will, Lee, Boone and Knox counties, its customers are supplied from deep well systems. The economy of the Company's service areas is based on agriculture and diverse light industries. Consumers Illinois' net utility plant at December 31, 1993, and utility revenues for 1993 were $45,731,000 and $10,741,000, respectively.

Garden State Water Company

Garden State (and its 93.2% owned subsidiary, Califon Water Company) operates three districts in New Jersey which serve 28,374 customers in territories which are not contiguous. Each district draws its water from deep high capacity wells. The Blackwood District serves a growing residential area, primarily in Camden County. The Hamilton District serves a growing residential area that also includes a small amount of light industry and agriculture, primarily in Mercer County. The Phillipsburg District serves an industrial and agricultural community and outlying municipalities, primarily in Warren County, that are experiencing modest growth. Garden State's net utility plant at December 31, 1993, and utility revenues for 1993 were $40,345,000 and $9,452,000 respectively.

Shenango Valley Water Company

Shenango, which draws its water from the Shenango River, and its wholly-owned Ohio subsidiary, Masury Water Company, serve 17,044 residential, commercial, industrial and wholesale customers in the cities of Sharon and Farrell, the boroughs of Wheatland, New Wilmington and West Middlesex, and portions of Hermitage, Mercer, Pulaski and Shenango Townships, all in Pennsylvania, and Trumbull County, Ohio. The economy of the area is largely based on heavy industrial manufacturing. Shenango's net utility plant at December 31, 1993, and utility revenue for 1993 were $22,544,000 and $6,335,000 respectively.

Inter-State Water Company

Inter-State serves 16,799 residential, commercial, industrial and wholesale customers in the cities of Danville, Tilton, Westville and Catlin and the Lake
Boulevard and Hooton areas in Illinois.   Inter-State draws its water from
Lake Vermilion. Inter-State's corporate offices are located in Danville, Illinois, a city of approximately 34,000 residents, with an economy based on agriculture and heavy industrial manufacturing. Inter-State's net utility plant at December 31, 1993 and utility revenue for 1993 were $32,167,000 and $7,055,000 respectively.

Utility Services

   C/P Utility Services, Inc. (C/P) provides services primarily in the area of meter services, contract operations, corrosion engineering services, environmental engineering services, and water conservation to the utility industry and certain industrial clients, primarily in the northeastern United States. In 1992, C/P began offering its services in the southeastern United States from a regional office in Orlando, Florida.

   On December 7, 1993, C/P Utilities acquired the assets of EnviroAudit, an environmental services company, for $260,000.

   C/P's services in the areas of environmental engineering and contract operations subject it to possible liability in environmentally sensitive areas such as the removal of underground storage tanks, site remediation, and environmental assessments of sites and facilities. C/P maintains professional liability insurance with respect to the services it provides in amounts and subject to deductibles and exclusions believed by C/P's management to be appropriate.

   Since September of 1987, C/P has managed the operation of the Merrill Creek Reservoir, a pumped storage facility owned by several power companies, for the purpose of augmenting flows in the Delaware River during periods of low flow or to replace water used by the owners for cooling purposes. C/P's contract for the operation of this facility was renewed for an additional five-year period at the end of 1992.

   In June, 1993, C/P was awarded three contracts to install new water meters in New York City. The total award for these three contracts is $10.7 million. C/P began work on these projects in December.

   C/P's total revenues for the years ended December 31, 1993, 1992 and 1991 were $11 million, $9.7 million, and $7.6 million, respectively. Approximately $117,000, or approximately 1%, of C/P's 1993 revenue was derived from services provided to the Consumers Water Subsidiaries.

Discontinued Operations

   On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England, Inc., and to concentrate its effort on its water resource management business. Burlington was offered for sale. It has had losses aggregating $1.8 million from December 31, 1989, through September 30, 1993, and estimated losses under the disposal equal $4.2 million, net of taxes. To date, efforts to sell Burlington have been unsuccessful, therefore, an additional $1.1 million reserve was recorded in the fourth quarter. The plant has been closed and Burlington has begun the liquidation of its assets. Please see Note 13 to the consolidated Financial Statements for further detail.

   In 1990, the Company decided to discontinue the operations of The Dartmouth Company. As of this date, Dartmouth has sold, or otherwise disposed of, all of its properties. As a result of the successful resolution of material uncertainties related to the disposition of the Company's real estate operations, the Company reversed a total of $1.8 million of its reserve for losses from discontinued operations during 1991. Please see Note 12 to the Consolidated Financial Statements for further detail.

Employees

   Consumers Water Company and its subsidiaries employed 693 people as of December 31, 1993, of which 504 are employed by the Consumers Water Subsidiaries. Non-supervisory personnel at Ohio, Shenango Valley, Consumers Illinois, Roaring Creek, Inter-State and Pennsylvania water companies were covered by collective bargaining agreements. Employee relations are considered by management to be satisfactory throughout the Company.

Foreign Operations

     The Company had no foreign operations or export sales in 1993.

Item 2.  Properties.

   (a)Description

   See Item 1. "Consumers Water Subsidiaries" for description of Consumers' principal properties, and encumbrances thereon.

Consumers' properties are located as follows:

   Illinois

   (1) Consumers Illinois Water Company with five divisions in Kankakee, University Park, Sublette, Oak Run and Candlewick, Illinois.
   (2)  Inter-State Water Company located in Danville, Illinois.

   Ohio

   (3) Ohio Water Service Company with corporate offices in Poland and five operating districts located in Massillon, Struthers, Mahoning Valley, Geneva and Mentor, Ohio.
   (4) Masury Water Company located in Trumbull County, Ohio.

   Pennsylvania

   (5) Pennsylvania Water Company located in Sayre, Pennsylvania
   (6) Shenango Valley Water Company located in Sharon, Pennsylvania.
   (7) Roaring Creek Water Company located in Shamokin, Pennsylvania.

   New Jersey

   (8) Garden State Water Company with corporate offices in Hamilton and operating districts in Blackwood, Hamilton Square and Phillipsburg, New Jersey.
   (9) Califon Water Company located in Califon, New Jersey.

   Connecticut

   (10) C/P Utility Services Company located in Hamden, Connecticut and Orlando, Florida.
   (11) EnviroAudit, Ltd. located in Centerbrook, Connecticut.

   New Hampshire

   (11) Southern New Hampshire Water Company located in Londonderry, New Hampshire.

   Maine

   (12) Maine Water Company with four divisions located in Kezar Falls, Freeport, Damariscotta and Oakland, Maine.
   (13) Camden and Rockland Water Company located in Rockland, Maine.
   (14) Wanakah Water Company with three divisions in Skowhegan, Greenville and Millinocket, Maine.
   (15) Burlington Homes of New England located in Oxford, Maine.
   (16) Consumers' corporate headquarters located in Portland, Maine.

Item 3.  Legal Proceedings.

   Various environmental orders and policies affecting the Consumers Water Subsidiaries are described above under the caption "Environmental Regulation."

   In March, 1993, an outside contractor spilled a small amount of mercury while working one of Ohio Water's water treatment plants. Several areas in and around the plant were contaminated by the spill. Although no mercury has contaminated Ohio Water's water supply, Ohio Water is continuously monitoring the situation to maintain water quality. Ohio Water contacted all appropriate regulatory agencies and the clean up has been completed. The total cost to clean up the spill was approximately $900,000. Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the clean up costs from the contractor. While there can be no assurance as to the ultimate outcome of Ohio Water's efforts to obtain such recovery, management believes it is probable that Ohio Water will recover clean up costs from the contractor and/or the contractor's insurers and, therefore, has deferred the cost incurred in connection with the spill. On December 20, 1993, A.P. O'Horo Company filed a complaint against Ohio Water in Lake County Court of Common Pleas seeking recovery of the retainage of $250,000 that Ohio is withholding on this project. On December 30, 1993, Ohio Water filed a counter claim against A.P. O'Horo Company seeking recovery of all past and future costs relating to the spill. Ohio Water is also asking the court to dismiss
A.P. O'Horo's complaint.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                      PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

      (a)   Market Information

      The common shares of Consumers are listed on the National Market System of NASDAQ (symbol: CONW). The following table sets forth the high and low last sale prices for the common shares for the periods indicated, as reported by NASDAQ, together with cash dividends declared per common share.

                                                                   DIVIDENDS
   Calendar Year       HIGH                  LOW                   DECLARED

   1993
   First Quarter      19                    17                     $0.285
   Second Quarter     19 3/4                17 1/4                  0.285
   Third Quarter      21 1/4                18 1/2                  0.29
   Fourth Quarter     21 1/4                17 1/4                  0.29
                                                                   ------
                                                                   $1.15

   1992
   First Quarter      18 1/2                15 1/2                  0.28
   Second Quarter     19 3/4                14 1/4                  0.28
   Third Quarter      19 1/2                16 1/4                  0.285
   Fourth Quarter     19 1/4                17 1/2                  0.285
                                                                    -----
                                                                   $1.13

    (b)  Holders

         As of March 22, 1994, there were approximately 5,900 shareholders of record of the Registrant's common stock.

Item 6.   Selected Financial Data.

(Dollars in Thousands Except Per Share Amounts)
                               1993      1992      1991      1990       1989
Operating Revenue           $ 89,084  $ 84,245  $ 79,965   $75,296    $ 71,574
Net Income from Continuing
  Operations                $ 12,003  $  8,501  $  9,791   $ 7,488    $  7,212
Earnings Per Common Share:
  Continuing Operations     $   1.63  $   1.21  $   1.52   $  1.23    $   1.21
  Total                     $    .80  $   1.14  $   1.74   $( 0.33)   $   1.15
Dividends Declared Per
  Common Share              $   1.15  $   1.13  $   1.11   $  1.09    $   1.06
Total Assets                $371,657  $343,033  $315,124   $302,220   $287,404
Long-Term Debt of Continuing
  Operations (including current
  maturities, sinking fund
  requirements and redeemable
  preferred stock)          $ 125,080 $ 131,667 $ 106,666  $ 113,875  $ 93,964

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis sets forth certain factors relative to the financial condition of the Company at December 31, 1993, and the results of its operations for the three years ended December 31, 1993, as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital expenditures for the year ended December 31, 1993, totaled $30.8 million, net of contributions and advances, the majority of which relates to the Consumers Utility subsidiaries. Projects include $2.9 million spent on a water treatment plant expansion in Ohio, $4.9 million on a new water treatment plant in Pennsylvania, $2.0 million spent on a disinfection facility in Maine and other smaller projects throughout the Company.

The Company expects capital expenditures for 1994 through 1996 to be approximately $116 million, net of contributions and advances. The high level of expected capital expenditures is in large part due to the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA) and other regulations. Construction has begun for a $16 million water treatment plant and transmission main in Pennsylvania required by state regulations under the SDWA to be completed by the end of 1995.

The Company's utility subsidiaries plan to file for recovery of, and return on, capital used to fund their capital expenditure programs. While costs which have been prudently incurred in the judgment of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting, no assurance can be given that requested rate increases or any portion thereof will be approved. To support these capital requirements over the next three years, some subsidiaries will be required to file for large percentage rate increases, in large part due to the significant capital expenditures resulting from compliance with the SDWA and the CWA.

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during 1993.

Cash was generated from:                                 (Dollars in millions)

Operating activities                                                 $17.3

Net increase in short-term debt                                       10.3
Long-term debt issued                                                 19.4

Common stock issued                                                   15.4

Sale of properties including the
  Bourbonnais wastewater system and
  the Washington Court House Division
  of Ohio Water Service                                               10.2
                                                                    -------
Total cash generated                                                $ 72.6
                                                                    =======
Cash was used:

Repay long-term debt                                                 $26.0

Pay dividends                                                          8.4

Capital expenditures net of CIAC                                      30.8


Increase in funds restricted for
  capital projects                                                     4.4
                                                                     ------
Total cash used                                                      $69.6
                                                                     ======

At December 31, 1993, approximately $9.5 million of tax exempt financing proceeds remained on the balance sheet as restricted funds for specific capital projects including $8.9 million to be used for the $16 million water treatment plant and transmission main in Pennsylvania. Common stock issued includes proceeds from the issuance of 690,000 shares through a public offering in the fourth quarter of 1993.

Water utilities will require higher equity ratios to maintain current debt ratings due to recognition by Standard & Poors' rating system of additional risk of the SDWA requirements and uncertainty of future regulatory treatment of the cost of these requirements. This, coupled with the size of the 1994 - 1996 capital expenditure program, makes it likely that the Company will again return to the equity market in the next three years. Any cash flow needs not provided through stock issuance will, as usual, be financed with short-term lines of credit until each subsidiary's short-term debt level is high enough to warrant a placement of long-term debt, generally in the $4-$6 million range. As of December 31, 1993, the Company had unused lines of credit available of over $82 million. In addition, the Company plans to continue to use tax exempt long-term debt financing in appropriate situations. The $16 million project in Pennsylvania mentioned above is being financed, in large part, with $14 million of 6.375% tax exempt bonds issued on behalf of Roaring Creek Water Company in October, 1993. The Company plans to continue to take advantage of the current low interest rates by refinancing long-term debt whenever appropriate.

DISCONTINUED OPERATIONS

On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England, Inc., and to concentrate its effort on its water resource management business. A reserve of $4.2 million was established in the third quarter. Burlington was offered for sale. It had losses aggregating $1.8 million from December 31, 1989, through September 30, 1993. To date, efforts to sell Burlington have been unsuccessful, and an additional $1.1 million reserve was recorded in the fourth quarter. The plant has been closed and Burlington has begun the liquidation of its assets. The operating results of Burlington prior to the date of discontinuance is shown under "Discontinued Operations" in the Company Consolidated Statements of Income. All of the financial statements of prior periods have been restated to reflect the discontinuance of Burlington's operations.

ACQUISITIONS AND DISPOSITIONS

On December 7, 1993, C/P Utilities acquired the assets of EnviroAudit Ltd., an environmental services company, for $260,000.

On January 13, 1993, the Company sold the Bourbonnais wastewater collection operation of Consumers Illinois Water Company to the village of Bourbonnais for a gain, net of taxes, of approximately $847,000. The operation generated approximately $1.1 million in revenues and had 5,007 customers in 1992.

On December 16, 1993, the Company sold the Washington Court House Division of Ohio Water Service Company to the City for a gain, net of taxes, of approximately $3.0 million. The Washington Court House Division served approximately 6,000 customers and generated approximately $2.3 million in revenue in 1993.

Over the past five years, the Company has acquired eight water systems. Although the Company currently has no material acquisitions pending, management anticipates continuing the acquisition policy of recent years.

OTHER

In March, 1993, an outside contractor spilled a small amount of mercury while working at one of Ohio Water's water treatment plants. Several areas in and around the plant were contaminated by the spill. Although no mercury has contaminated Ohio Water's water supply, Ohio Water is continuously monitoring the situation to maintain water quality. Ohio Water contacted all appropriate regulatory agencies and the cleanup has been completed. The total cost to cleanup the spill was approximately $900,000. Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurance as to the ultimate outcome of Ohio Water's efforts to obtain such recovery, management believes it is probable that Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurers and, therefore, has deferred the cost incurred in connection with the spill.

The Company adopted Statement of Financial Accounting Standards (SFAS) 106, Employer's Post Retirement Benefits (other than Pensions), and SFAS 109, Accounting for Income Taxes, in the first quarter, 1993. SFAS 106 requires the expected cost of Post Retirement Benefits (other than Pensions) be expensed in the years employees render service. This is a significant change in the Company's previous policy of recording these costs on a cash basis.
The annual expense under the new method was $584,200 compared to $75,000 under the old method in 1992. The Public Utilities Commissions have ruled in generic proceedings in each of the states which the Company operates except Illinois, that they will allow full accrual of SFAS 106 costs. They also ordered that the Company's subsidiaries in those states record the costs as regulatory assets until the next rate case. The Illinois Commerce Commission has concluded that any costs associated with this statement must be expensed until the Company's first rate proceeding. Of the $584,200 total expected 1993 cost, $136,000 is related to the Illinois' utilities. SFAS 109, Accounting for Income Taxes, required the Consumers Water subsidiaries to increase deferred taxes by approximately $2.8 million. This is offset by a corresponding increase in deferred charges. There is no material impact on the income statement. The effect of the new standard on C/P and Consumers Parent is not material to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1993 Compared to 1992

UTILITY REVENUE

Utility revenues increased $3.5 million or 4.7% in 1993 compared to 1992 due primarily to $2 million in rate increases, $2.1 million from the inclusion of revenues from the properties acquired in Maine and Pennsylvania in 1992, and increased consumption due to dry weather in some areas served by Consumers Water subsidiaries. These increases were partially offset by the revenue impact of the sale of the Bourbonnais wastewater system, which had revenue in 1992 of $1.1 million. Currently, there are five rate cases pending in which approximately $7.3 million in additional revenues is sought. These cases are timed to seek recovery of, and a return on, funds used to finance the large capital expenditure program.

UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately $4.1 million in 1993 compared to 1992. Increased expenses associated with the new acquisitions, increased depreciation and property tax expense due to increased plant balances and normal increases in labor costs accounted for most of the increase.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenue increased $1.3 million in 1993 or 13.6% over 1992, while other operating expenses increased by $1.7 million or 17.5%. The revenue increase is due primarily to revenue of C/P's New York City meter installation projects. Expenses are up more than revenue due to a health insurance adjustment recorded at the Parent company and lower profit margins at C/P Utility Services. The Company's self insured health insurance plan incurred an unusual amount of claims and required an additional accrual of $500,000 in 1993 compared to $300,000 in 1992. At C/P, meter installation sales, traditionally a low margin field, increased in 1993 over 1992, while demand for underground storage tank testing, a high margin area, decreased.
In June, 1993, C/P was awarded contracts for $10.7 million in additional meter installation projects in New York City. C/P began work on these projects in December 1993. The New York City meter installation projects that C/P was awarded in 1992 are nearing completion.

OTHER

Interest expense was up $435,000 in 1993 compared to 1992, due primarily to increased debt balances offset by lower interest rates in 1993. Income taxes were down $239,000 due to lower pretax income. Congress recently passed a bill to increase corporate income taxes from a top rate of 34% to 35% for taxable income in excess of $10 million. Management does not expect this increase to have a material impact on the Company's financial results.

1992 Compared to 1991

UTILITY REVENUE

Utility revenues for 1992 increased $2.2 million or 3.1% over 1991, due primarily to $4.7 million in rate increases offset by decreased consumption and the revenue impact of the sale of the Marysville Division of Ohio Water Service in June, 1991. At the end of 1992, there were three rate cases pending in which over $2 million in additional revenue was sought. Consumption was down compared to 1991 due to a wetter summer in 1992.

UTILITY OPERATING EXPENSES

Water utility operating expenses in 1992 showed a nominal increase of approximately $200,000. Increased depreciation and property tax expense associated with higher plant balances were offset by lower operating costs, including a lower pension expense due to favorable investment performance and a change in one subsidiary's vacation policy.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenue increased $2.1 million or 27.5%, due primarily to revenue of C/P from two additional New York City meter installation projects. Interest expense was down $905,000 in 1992 compared to 1991, due primarily to lower interest rates in 1992. This reduction was offset by $727,000 less capitalized interest in 1992 due to the completion of the new water treatment plant in Illinois in early 1992.
Income taxes were up $1.1 million in 1992 over 1991 due to higher pretax income. The effective rate was 34.1% in 1992 and 34.3% in 1991.

In 1992, the Company had a small loss on the sale of a satellite of its New Hampshire subsidiary, which was partially offset by gains from the sale of land in Ohio and Illinois. In 1991, gains from the sales of properties included a gain of $3.1 million (after tax) from the sale of the Marysville Division of Ohio Water, and a net gain of $207,000 (after tax) from the sale of land owned by the Company or its subsidiaries in Ohio, Pennsylvania, and Illinois.

Item  8. Financial Statements and Supplementary Data.

                                                                       Page
                                                                    Reference

Report of Management

Report of Independent Public Accountants

Consolidated Statements of Income for Years Ended
 December 31, 1993, 1992 and 1991

Consolidated Balance Sheets at December 31, 1993
 and 1992

Consolidated Statements of Capitalization and
 Interim Financing at December 31, 1993 and 1992

Consolidated Statements of Cash Flow for Years Ended
 December 31, 1993, 1992 and 1991

Consolidated Statements of Change in Common
 Shareholders' Investment for Years Ended
 December 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements

Quarterly Information Pertaining to the
 Results of Operations for the Years Ended
 December 31, 1993 and 1992


Item  9.   Disagreements on Accounting and Financial Disclosure.

      None.

                                     PART III


Item 10.   Directors and Executive Officers of the Registrant.

      Incorporated by reference are the "Nominees for Election as Directors,"

"Other Executive Officers" and "Compliance with Beneficial Ownership Reporting Rules" sections of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

Item 11.   Executive Compensation.

      Incorporated by reference is the "Executive Compensation" section of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference is the "Common Stock Ownership of Certain Beneficial Owners and Management" section of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

Item 13.   Certain Relationships and Related Transactions.

      Incorporated by reference is the "Executive Compensation" section of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)   List of financial statements, schedules and exhibits.

         (1) Consolidated financial statements and notes thereto of Consumers Water Company and its subsidiaries together with the Report of Independent Public Accountants, are listed as part of Item 8 of this Form 10-K.

         (2) Schedules

       V Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991.

       VI Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991.

       VIII Valuation and Qualifying Accounts for the Years Ended December 31,
            1993, 1992 and 1991.

       X Supplementary Income Statement Information for the Years Ended December 31, 1993, 1992 and 1991.

            All other schedules have been omitted, since they are not required, not applicable or the information is included in the consolidated financial statements or notes thereto.


        (3) Exhibits

Exhibit

2.1 Assets Purchase and Sale Agreement between Ohio Water Service and the City of Washington, Ohio dated October 28, 1993 is submitted herewith as Exhibit 2.1.

3.1 Conformed Copy of Restated Articles of Incorporation of Consumers Water Company, as amended, incorporated by reference to Exhibit 4.1.6 to Consumers Water Company's Registration Statement on Form S-2 (No. 33-41113), filed with the Securities and Exchange Commission on June 11, 1991.

3.2 Bylaws of Consumers Water Company, as amended March 2, 1994, are submitted herewith as Exhibit 3.2.

4.1 Instruments defining the rights of security holders, including Indentures. The registrant agrees to furnish copies of instruments with respect to long-term debt to the Commission upon request.

10.1 Noncompetition and Consulting Agreement between Consumers Water Company and John H. Schiavi incorporated by reference to Exhibit 10.2 of Consumers Water Company's Annual Report on form 10-K for the year ended December 31, 1992.

10.2* Consumers Water Company 1988 Incentive Stock Option Plan is submitted herewith as Exhibit 10.2.

10.3* Consumers Water Company 1993 Incentive Stock Option Plan is incorporated by reference to Appendix B to definitive proxy statement dated April 5, 1993.

10.4* Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan A, incorporated by reference to Exhibit 10.5.2 to Consumers Water Company's Annual Report on Form 10K for the year ended December 31, 1991.

10.5* Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan B, incorporated by reference to Exhibit 10.5.3 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.6 Letter Agreement between Consumers Water Company and Anjou International Company dated February 7, 1986, incorporated by reference to Exhibit
       10.6 to Consumers Water Company's Registration Statement on Form S-2 (No. 33-41113), filed with the Securities and Exchange Commission on June 11, 1991.

10.7 Assignment of Rights under February 7, 1986 Agreement between Consumers Water Company and Anjou International Company to Compagnie Generale des Eaux, dated November 12, 1987, incorporated by reference to
       Exhibit 10.7 to Consumers Water Company's Annual Report on Form 10k for the year ended December 31, 1992.

10.8 Form of Indemnification Agreement entered into between Consumers Water Company and each of its current directors and executive officers, incorporated by reference to Exhibit 10.8 to Consumers Water Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

10.9* Employment Agreement between Peter L. Haynes and Consumers Water Company incorporated by reference to Exhibit 10.11 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

11. Statement of Computation of Per Share Earnings is submitted herewith as Exhibit 11.

22.    List of Subsidiaries of the Registrant is submitted herewith as
       Exhibit 22.

23.    Consent of Arthur Andersen & Co is submitted herewith as Exhibit 23.

    (b)Reports on Form 8K

    On November 24, 1993, Consumers Water Company filed a Form 8-K with the Securities and Exchange Commission reporting, under Item 5 thereof, the effectiveness of the Company's Registration Statement on Form S-3, File No. 33-71318, in connection with the public offering of its common shares and incorporating therein the final Prospectus distributed in connection with the offering.
- ------------------------------------------

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

                             CONSUMERS WATER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Peter L. Haynes                                         03/28/94
    _______________________________                              _________
      Peter L. Haynes                                               Date
      President and Director
     (Chief Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ John F. Isacke                                           03/28/94
     _____________________________                                 _________
     John F. Isacke                                                   Date
     Senior Vice President -
     Development and Administration
    (Chief Financial Officer)

By:   /s/ Gary E. Wardwell                                         03/28/94
   _______________________________                                _________
     Gary E. Wardwell                                                 Date
     Controller
    (Chief Accounting Officer)

By:   /s/ David R. Hastings, II                                    03/28/94
    ______________________________                                _________
      David R. Hastings, II                                           Date
      Chairman and Director

By:   /s/ Jack S. Ketchum                                          03/28/94
    ______________________________                                _________
      Jack S. Ketchum                                                 Date
      Director

By:   /s/ John E. Menario                                          03/28/94
    ______________________________                                _________
      John E. Menario                                                Date
      Director

By:   /s/ J. Bonnie Newman                                         03/28/94
   ________________________________                               _________
      J. Bonnie Newman                                               Date
      Director

By:   /s/ John E. Palmer, Jr.                                      03/28/94
   ________________________________                               _________
      John E. Palmer, Jr.                                             Date
      Director

                              CONSUMERS WATER COMPANY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Eliot B. Payson                                          03/28/94
   ________________________________                              _________
      Eliot B. Payson                                                Date
      Director

By:   /s/ Elaine D. Rosen                                          03/28/94
    _______________________________                               _________
      Elaine D. Rosen                                                Date
      Director

By:
  --------------------------------                               ---------
     William B. Russell                                              Date
     Director

By:   /s/ John H. Schiavi                                          03/28/94
   _______________________________                               _________
      John H. Schiavi                                                Date
      Director

By:   /s/ John W. L. White                                         03/28/94
    _______________________________                               _________
      John W. L. White                                               Date
      Director

By:   /s/ Claudio Elia                                             03/28/43
    _______________________________                               _________
      Claudio Elia                                                   Date
      Director

By:   /s/ Peter L. Haynes                                          03/28/94
   ________________________________                               _________
    Peter L. Haynes                                                  Date
    President and Director
   (Chief Executive Officer)

                   Consumers Water Company and Subsidiaries
                             Report of Management

The accompanying consolidated financial statements of Consumers Water Company and its subsidiaries were prepared by management, which is responsible for the integrity and objectivity of the data presented, including amounts that must necessarily be based on judgments or estimates. The consolidated financial statements were prepared in conformity with generally accepted accounting principles and financial information appearing throughout this annual report is consistent with these statements.
   In recognition of its responsibility, management maintains and relies upon systems of internal accounting controls, which are reviewed and evaluated on an ongoing basis. The systems are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization and properly recorded to permit preparation of reliable financial statements, and that assets are safeguarded. Management must assess and balance the relative cost and expected benefits of these controls.
    These financial statements have been audited by Arthur Andersen & Co., the Company's independent public accountants. Their audit, in accordance with generally accepted auditing standards, resulted in the expression of their opinion. Arthur Andersen & Co.'s audit does not limit management's responsibility for the fair presentation of the financial statements and all other information in this annual report.
   The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, internal audit, and Arthur Andersen & Co. to review the work of each and to discuss areas relating to internal accounting controls, audits, and financial reporting. Arthur Andersen & Co. and the Company's internal audit personnel have free access to meet individually with the Committee, without management present, at any time, and they periodically do so.

/s/ John F. Isacke
- --------------------
John F. Isacke
Senior Vice President
Chief Financial Officer

                               Arthur Andersen & Co.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Shareholders and Board of Directors of Consumers Water Company:

We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization and interim financing of CONSUMERS WATER COMPANY (a Maine corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, change in common shareholders' investment and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Water Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in notes 2 and 9 to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and other post-retirement benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opionion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  /s/ Arthur Andersen & Co.
                                                  --------------------------
                                                  ARTHUR ANDERSEN & CO.

Boston, Massachusetts
February 9, 1994


                Consumers Water Company and Subsidiaries
                    Consolidated Statements of Income

For the years ended December 31,
(In Thousands Except Per Share Amounts)   1993     1992     1991
Revenue and Sales:
   Water utility operations             $78,171  $74,637 $72,427
    Other operations                     10,913    9,608   7,538
- ------------------------------------------------------------------
   Operating revenue                     89,084   84,245  79,965
- ------------------------------------------------------------------
Costs and Expenses:
   Water utility operations              55,127   50,996  50,795
   Other operations                      11,112    9,454   8,158
- ------------------------------------------------------------------
  Operating expenses                     66,239   60,450   58,953
- ------------------------------------------------------------------
Operating Income                         22,845   23,795   21,012
- ------------------------------------------------------------------
Other Income and (Expense):
   Interest expense                     (11,905) (11,470)(12,375)
   Construction interest capitalized        778      367   1,094
   Preferred dividends and minority
     interest of subsidiaries              (147)    (143)   (146)
   Other, net (Notes 3 and 11)              692      344     116
- ------------------------------------------------------------------
                                        (10,582) (10,902)(11,311)
- ------------------------------------------------------------------
Earnings from Continuing Operations
  Before Income
   Taxes and Gains (Losses) from Sales
     of Properties                       12,263   12,893   9,701
Income Taxes (Note 2)                     4,128    4,367   3,212
- ------------------------------------------------------------------
Earnings from Continuing Operations:
   Before Gains (Losses) from Sales
     of Properties                        8,135    8,526   6,489
   Gains (Losses) from Sales of
     Properties, Net (Note 7)             3,868      (25)  3,302
- ------------------------------------------------------------------
   Income from Continuing Operations     12,003    8,501   9,791
- ------------------------------------------------------------------
Income (Loss) from Discontinued
  Operations:
   Before Discontinuance                   (784)    (479)   (373)
   Provision for Loss on Disposal of
     Discontinued Operations             (5,300)      -    1,800
- ------------------------------------------------------------------
   Total from Discontinued Operations
     (Notes 12 and 13)                   (6,084)    (479)  1,427
- ------------------------------------------------------------------
Net Income                               $5,919   $8,022 $11,218
==================================================================
Weighted Average Shares Outstanding       7,320    7,007   6,429
Earning (Loss) per Common Share:
   Continuing Operations-
      Before Gains (Losses) from Sales    $1.10    $1.21   $1.00
      Total                               $1.63    $1.21   $1.52
- ------------------------------------------------------------------
   Discontinued Operations-
      Before Discontinuance              ($0.11)  ($0.07) ($0.06)
      Earnings (Loss) on Disposal of
        Discontinued Operations          ($0.72)     -     $0.28
- ------------------------------------------------------------------
      Total                              ($0.83)  ($0.07)  $0.22
- ------------------------------------------------------------------
Total                                     $0.80    $1.14   $1.74
==================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               Consumers Water Company and Subsidiarie
                      Consolidated Balance Sheets

                   December 31, (Dollars in Thousands)

                                                1993        1992
Assets
Property, Plant and Equipment, at cost:
 Water utility plant, in service               $360,115    $349,156
 Less - Accumulated depreciation                 63,579      59,705
                                               ---------------------
                                                296,536     289,451
                                               ---------------------

   Other subsidiaries                              1,710      1,482
   Less - Accumulated depreciation                   881        820
                                               ---------------------
                                                     829        662
                                               ---------------------
   Construction work in progress                   20,180    10,252
                                               ---------------------
   Net property, plant and equipment              317,545   300,365
- --------------------------------------------------------------------
Assets of Discontinued Operations, Net
(Notes 12 and 13)                                   1,308     5,180
Investments, at cost                                2,044     1,918
- ---------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents (Note 4)               4,993     1,768
   Accounts receivable, net of reserves
   of $798 in 1993 and $702 in 1992                10,171     7,548
  Unbilled revenue                                  6,649     8,169
   Inventories (Note 1)                             1,793     1,863
  Prepayments and other                             6,524     5,311
- --------------------------------------------------------------------
     Total current assets                          30,130    24,659
- --------------------------------------------------------------------
Other Assets:
   Funds restricted for construction
   activity (Note 3)                                9,508     5,093
   Deferred charges and other assets               11,122     5,818
- --------------------------------------------------------------------
                                                   20,630    10,911
- --------------------------------------------------------------------
                                                 $371,657  $343,033
====================================================================
Shareholders' Investment and Liabilities:
Capitalization (See Separate Statement)
   Common shareholders' investment                $96,938   $84,243
  Preferred shareholders' investment                1,069     1,078
   Minority interest                                2,240     2,247
  Long-term debt                                  124,050   119,832
- --------------------------------------------------------------------
     Total capitalization                         224,297   207,400
- --------------------------------------------------------------------
Contributions in Aid of Construction               54,045    50,064
- --------------------------------------------------------------------
Current Liabilities:
   Interim Financing (See Separate
    Statement)                                     20,606    21,071
   Accounts payable                                 6,052     3,364
  Accrued taxes (Note 2)                            6,662     6,530
   Accrued interest                                 3,318     2,992
  Accrued expenses and other                       11,011     8,829
- --------------------------------------------------------------------
     Total current liabilities                     47,649    42,786
- --------------------------------------------------------------------
Commitments and Contingencies (Note 10)
- --------------------------------------------------------------------
Deferred Credits:
   Customers' advances for construction            21,338    24,544
  Deferred income taxes (Note 2)                   19,183    12,803
   Unamortized investment tax credits               5,145     5,436
- --------------------------------------------------------------------
                                                   45,666    42,783
- --------------------------------------------------------------------
                                                 $371,657  $343,033
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.


                 Consumers Water Company and Subsidiaries
  Consolidated Statements of Capitalization and Interim Financing

December 31,      (Dollars in Thousands)         1993        1992
Capitalization (Notes 3 and 5)
Common shareholders' investment:
   Common stock, $1 par value
   Authorized: 15,000,000 shares in 1993 and
    10,000,000 shares in 1992
     Issued: 8,041,369 shares in 1993 and
      7,129,639 shares in 1992                  $8,041     $7,130
   Amounts in excess of par value               64,662     50,157
   Reinvested earnings                          24,235     26,956
- -------------------------------------------------------------------
                                                96,938     84,243
- -------------------------------------------------------------------
Preferred shareholders' investment:
   Preferred stock, $100 par value               1,069      1,078
- -------------------------------------------------------------------
Minority interest:
   Common stock, at equity                         562        469
   Preferred stock                               1,678      1,778
- -------------------------------------------------------------------
                                                 2,240      2,247
- -------------------------------------------------------------------
Long-term debt:
   First mortgage bonds, debentures and
    promissory notes-
       Maturities       Interest Rate Range
          1993          1.00% to 13.00%            -       10,358
          1994          69% of Prime to 10.50%      14        710
          1995          9.00% to 13.88%          1,624      2,738
          1996          6.10% to 11.00%            228        757
          1997          5.94% to 7.50%           1,452      3,865
          1998          5.94% to 9.38%             573      1,656
          1999-2003     70% of Prime to 8.75%    5,637      7,018
          2004-2008     8.00% to 10.55%         15,646     17,995
          2009-2013     1.00% to 10.54%         14,135     14,193
          THEREAFTER    6.10% to 10.40%         85,671     72,277
                                               --------------------
   Total first mortgage bonds, debentures
     and notes                                 124,980    131,567
   Less - Sinking fund requirements and
     current maturities                            930     11,735
                                               --------------------
                                               124,050    119,832
- -------------------------------------------------------------------
     Total capitalization                      224,297    207,400
- -------------------------------------------------------------------
Interim financing (Note 4):
   Notes payable                                19,676      9,336
   Sinking fund requirements and current
     maturities                                    930     11,735
- -------------------------------------------------------------------
     Total interim financing                    20,606     21,071
- -------------------------------------------------------------------
Total capitalization and interim financing    $244,903   $228,471
===================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                    Consumers Water Company and Subsidiaries
                      Consolidated Statements of Cash Flows

                        For the years ended December 31,
                             (Dollars in Thousands)

                                          1993       1992      1991
Operating activities:
 Net income                               5,919     $8,022  $11,218
                                         ---------------------------
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization            7,994      7,432    6,125
Deferred income taxes and
 investment tax credits                   6,417      1,072    1,475
(Gains) losses on sales of properties    (3,869)        25   (3,302)
 Changes in assets and liabilities:
 Increase in accounts receivable
 and unbilled revenue                    (1,202)    (1,695)  (1,027)
 (Increase) decrease in
 inventories                                 70         63      (27)
 (Increase) decrease in
 prepaid expenses                        (1,203)       432     (998)
Increase (decrease) in accounts
payable and accrued expenses              4,134       (236)   4,821
Change in other assets, net of change
in other liabilities of continuing
operations                               (4,847)     (1,263)    337
Change in assets, net of change in
liabilities of discontinued operations   (1,428)        257      (7)
(Income) loss on disposal of
discontinued operations
(Notes 12 and 13)                         5,300              (1,800)
                                        -----------------------------
Total adjustments                        11,366       6,087    5,597
                                        -----------------------------
Net cash provided by operating
activities                               17,285      14,109   16,815
                                        -----------------------------
Investing activities:
Capital expenditures                    (34,655)   (21,877)  (30,175)
Funds restricted for
construction activity                    (4,415)    (5,093)    8,271
Increase (decrease) in
construction accounts payable               911     (1,092)      829
Net cash cost of acquisitions (Note 6)     (260)    (3,524)       -
Net proceeds from sales of
properties (Note 7)                      10,239          8     8,494
                                        -----------------------------
Net cash used in investing activities   (28,180)    (31,578) (12,581)
                                        -----------------------------
Financing activities:
Net borrowing (repayment) of
short-term debt                          10,340      (7,673)  (2,464)
Proceeds from issuance of
long-term debt                           19,429      39,902    6,429
Repayment of long-term debt             (25,989)    (15,084) (13,619)
Proceeds from issuance of stock          15,408       3,570   12,328
Advances and contributions in aid
of construction, net of repayments        3,879       3,070   2,868
Taxes paid by developers on advances
and contributions in aid of
construction                               (583)       (364)   (150)
Cash dividends paid                      (8,364)     (7,932) (7,202)
                                        -----------------------------
Net cash provided by
(used in) financing activities           14,120      15,489  (1,810)
                                        -----------------------------
Net increase (decrease) in cash
and cash equivalents                      3,225      (1,980)  2,424
Cash and cash equivalents at
beginning of year                         1,768       3,748   1,324
                                        -----------------------------

Cash and cash equivalents
at end of year                           $4,993      $1,768  $3,748
                                        =============================

Supplemental disclosures of cash flow information from continuing operations

Cash paid during the year for:
Interest (net of amounts capitalized)     $10,540    $10,612  $11,123
Income taxes                              $ 3,570    $ 3,713  $ 2,412

Noncash investing and financing
activities for the year:

Assets acquired by stock issuance
and/or assumption of debt of
acquired company                              -      $   998      -
Property advanced or contributed          $   855    $ 3,910  $  455
Note receivable and water rights
in exchange for utility assets                -      $ 2,085      -


The accompanying notes are an integral part of these consolidated financial statements.

                Consumers Water Company and Subsidiaries
                   Consolidated Statements of Change in
                     Common Shareholders' Investment

                            Number of Shares,
                             $1 par value,            (Dollars in Thousands)
                              Issued and              Excess of     Reinvested
For the years ended          Outstanding              Par Value      Earnings
December 31, 1993,
1992 and 1991

Balance, December 31, 1990    6,059,761                $34,744       $23,217
Net income                                                            11,218
   Cash dividends:
      Common shares                                                  (7,410)
      Preferred shares                                                  (57)
   Dividend Reinvestment
    Plan                        116,656                  1,802
   Employee benefit plans        25,116                    349
   Stock Issue                  690,000                  9,345
   Other                                                    (5)
- -----------------------------------------------------------------------------
Balance, December 31, 1991    6,891,533                 46,235       26,968
   Net income                                                         8,022
   Cash dividends:
      Common shares                                                  (7,977)
      Preferred shares                                                  (57)
   Dividend Reinvestment Plan   170,823                  2,823
   Employee benefit plans        32,957                    542
   Other                         34,326                    557
- -----------------------------------------------------------------------------
Balance, December 31, 1992    7,129,639                 50,157       26,956
   Net income                                                         5,919
   Cash dividends:
      Common shares                                                  (8,584)
      Preferred shares                                                  (56)
   Dividend Reinvestment
     Plan                       187,679                  3,280
   Employee benefit plans        34,051                    569
   Stock Issue                  690,000                 10,652
   Other                                                     4
- -----------------------------------------------------------------------------
Balance, December 31, 1993    8,041,369                $64,662      $24,235
=============================================================================
The accompanying notes are an integral part of these consolidated financial statements.


                       Consumers Water Company and Subsidiaries
                      Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Consumers Water Company (the Company) and its water utility and utility services subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and related footnote information have been restated to reflect the Company's real estate subsidiary, The Dartmouth Company, and its manufactured housing subsidiary, Burlington Homes of New England, as discontinued operations. See Notes 12 and 13.

Regulation
The rates, operations, accounting and certain other practices of the Company's utility subsidiaries are subject to the regulatory authority of state public utility commissions.

Property, Plant and Equipment
The utility subsidiaries generally capitalize interest at current rates on short-term notes payable used to finance major construction projects. Utility plant construction costs also include payroll, related fringe benefits and other overhead costs associated with construction activity.

Depreciation is provided principally at straight-line composite rates. consolidated provision, based on average amounts of depreciable utility plant (which excludes contributions in aid of construction and customers' advances for construction for most subsidiaries), approximated 2.4% in 1993, 2.3% in 1992 and 2.1% in 1991. Under composite depreciation, when property is retired or sold in the normal course of business, the entire cost, including net cost of removal, is charged to accumulated depreciation and no gain or loss is recognized.

   The utility services subsidiary depreciates property and equipment using the straight-line method over the estimated useful lives of the assets, generally 5 to 10 years.

Revenue Recognition
All of the utility subsidiaries accrue estimated revenue for water distributed but not yet billed as of the balance sheet date. Unbilled revenue also includes amounts for work performed but not yet billed for C/P Utility Services Company, Inc. C/P accounts for contracts using the percentage-of-completion method for long-term contracts and the completed contract method for short-term contracts.

Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with an original maturity of three months or less, which are not restricted for construction activity to be cash equivalents.



                       Consumers Water Company and Subsidiaries
                      Notes to Consolidated Financial Statements

Disclosures about Fair Value of Financial Instruments
The carrying amount of cash, temporary investments, notes receivable, and preferred stock approximate their fair value. The fair value of long-term debt based on borrowing rates currently available for loans with similar terms and maturities is approximately $139 million.

Inventories
Inventories generally consist of materials and supplies. They are stated at the lower of cost (average cost method) or market.

Other Assets
Deferred charges consist primarily of financing charges, rate case and other expenses, a note receivable of $1,330,000 and the net excess of acquisition cost over book value of the net assets for the utility subsidiaries.
   Deferred rate case expenses are amortized over periods allowed by the governing regulatory authorities, generally one to three years. The net excess of the acquisition cost over book value or market value of the net assets of subsidiaries acquired is being amortized principally over a period of 40 years. Other assets also include preliminary survey and investigation costs and certain items amortized, subject to regulatory approval, over their anticipated period of recovery. Deferred financing charges are amortized over the lives of the related debt issues.

Customers' Advances/Contributions in Aid of Construction
The water subsidiaries receive contributions and advances for construction from or on behalf of customers. Advances received are refundable, under certain circumstances, either wholly or in part, over varying periods of time. Amounts no longer refundable are reclassified to contributions in aid of construction.
   Contributions and advances received after 1986 are treated as taxable income. Amounts that customers are required to contribute to offset the income taxes payable by the Company are normally included in contributions or advances.

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return. The rate-making practices followed by most regulatory agencies allow the utility subsidiaries to recover, through customer rates, federal and state income taxes payable currently and deferred taxes related to certain timing differences between pretax accounting income and taxable income. The income tax effects of other timing differences are flowed through for rate-making and accounting purposes. The Company expects that deferred taxes not collected will be recovered through customer rates in the future when such taxes become payable.

Investment Tax Credits
Investment tax credits of utility subsidiaries are deferred and amortized over the estimated useful lives of the related properties. Effective January 1, 1986, investment tax credits were eliminated by the Tax Reform Act of 1986 except for property meeting the transitional rules.


                       Consumers Water Company and Subsidiaries
                      Notes to Consolidated Financial Statements

Earnings (Loss) Per Common Share
Earnings (loss) per common share are based on the annual weighted average number of shares outstanding and common share equivalents. The effect of employee stock options, which are included as common share equivalents, is not significant.

(2)  Income Tax Expense

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes.
Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements.
To implement SFAS 109, certain adjustments were made to accumulated deferred income taxes. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the accompanying Consolidated Balance Sheets. The adoption of SFAS 109 resulted in the recognition of a net regulatory asset of approximately $2.8 million and had no material impact on the Company's results of operations.
   At December 31, 1993, accumulated deferred taxes consisted of tax assets of $893,000 related to alternative minimum tax offset by liabilities of $19,665,000, which are predominanty related to accumulated depreciation and other plant related differences. The Company believes that all deferred income tax assets will be realized in the future; therefore, a valuation allowance has not been recorded. The net regulatory asset was approximately $3.1 million at December 31, 1993.

     The components of income tax expense from continuing operations reflected in the Consolidated Statements of Income are as follows:


For the Years Ended December 31,
(Dollars in Thousands)                      1993       1992       1991
Federal:
  Currently payable                        $3,077    $3,255     $ 3,345
  Deferred                                  2,827       668       1,566
  Investment tax credit,
    net of amortization                    (  291)  (   183)    (   246)
                                          --------  --------    --------
                                          $5,613      3,740       4,665
                                          --------  --------    --------
State:
  Currently payable                          134        589         493
  Deferred                                   195    (    21)    (    63)
                                          --------  --------    --------
                                             329        568         430
                                          --------  --------    --------
  Total provision                         $5,942    $ 4,308     $ 5,095
                                          ========  ========    ========

The provision for income tax
   expense is reflected in:
  Income taxes                            $4,128     $ 4,367     $ 3,212
  Gains (Losses) from sales of
     properties                            1,735      (   89)      1,808
  Other income                                79          30          75
                                          -------    --------    --------
  Total provision                         $5,942    $  4,308    $  5,095
                                          =======   =========   =========

     The table below reconciles the federal statutory rate to a rate computed by dividing income tax expense, as shown in the previous table, by income from continuing operations before income tax expense.

                                          1993        1992        1991

Statutory rate                           34.0%        34.0%       34.0%
State taxes, net of federal benefit       1.2          3.0         1.9
Effect of decrease in statutory
  rate on reversing timing items         (0.1)        (0.2)       (0.2)
Investment tax credit                    (0.8)        (1.6)       (1.8)
Other                                    (1.2)        (1.1)        0.4
                                        -------      -------     ------
                                         33.1%        34.1%       34.3%
                                        =======      =======     ======

The table below was required prior to the adoption of SFAS 109, therefore, it is only presented for years prior to 1993. The major differences in the timing of recognition of income and expense for tax and accounting purposes, for which deferred income taxes are provided, are as follows:

(Dollars in Thousands)                                 1992        1991

Accelerated depreciation                             $ 2,896     $ 2,565
Contributions and advances                           ( 2,570)    ( 1,151)
Gains from sales of properties                           -         1,893
Alternative minimum tax                                  526     ( 1,307)
Other, net                                           (   205)    (   497)
                                                     --------    --------
                                                     $   647     $ 1,503
                                                     ========    ========
(3) Long-Term Debt

Maturities and sinking fund requirements of the first mortgage bonds, debentures and notes including capitalized leases are $930,000 in 1994, $2,516,000 in 1995, $883,000 in 1996, $2,219,000 in 1997, $812,000 in 1998,
and $117,620,000 thereafter.
   Substantially all of the Company's water utility plant is pledged as security under various indentures or mortgages. The indentures restrict cash dividends and purchases of the companies' common stocks. The various water utility subsidiaries' indentures generally prohibit the payment of dividends on common shares in excess of retained earnings plus a stated dollar amount. Approximately $26.6 million of reinvested earnings were not so restricted at December 31, 1993.
   In 1993, funds restricted for construction activity of $9.5 million was obtained through the issuance of tax exempt bonds, the use of which is restricted for utility plant construction. Interest income earned is included in Other, net in the accompanying Consolidated Statements of Income.

(4)  Notes Payable

Notes payable are incurred primarily for temporary financing of plant expansion. It is the subsidiaries' intent to repay these borrowings with the proceeds from the issuance of long-term debt or equity securities. Certain information related to the borrowings of the continuing operations is as follows:

(Dollars in Thousands)                     1993       1992       1991

Unused lines of bank
  credit                                 $ 82,574    $47,314    $38,566
Borrowings outstanding at
  year-end                                 19,676      9,336     16,809
                                         --------    -------    -------
Total lines of bank
  credit                                 $102,250    $56,650    $55,375
                                         ========    =======    =======
Monthly average borrowings
  during the year                        $ 20,660    $17,310    $20,774
                                         ========    =======    =======
Maximum borrowings at any
  month-end during the year              $ 34,619    $21,612    $26,223
                                         ========    =======    =======
Weighted average annual interest
  rate during the year                       4.5%       6.0%       8.5%
                                         ========    =======    =======
Weighted average interest rate on
  borrowings outstanding
  at year-end                                4.7%       5.1%       6.8%
                                         ========    =======    =======

The Company and its subsidiaries are required to maintain compensating balances with several banks holding notes. As of December 31, 1992, cash balances of approximately $50,000 were on deposit representing compensating balances. There were no compensating balances in 1993. There are no legal restrictions on the withdrawal of these funds.

(5) Shareholders' Investment

As of December 31, 1993, the Company reserved issuable common shares for the following purposes:

                      Dividend Reinvestment Plan           317,728
                      401(k) Savings Plan                  243,685
                      Stock Option Plans                   278,377
                      Employee Stock Bonus Plan             64,019
                                                          ---------
                                                           903,809
                                                          =========
The stock option plans approved by stockholders in 1988 and 1993 provide for the sale of shares to eligible key employees of the Company and its subsidiaries. The plans provide that option prices shall not be less than 100% of the fair market value on the date of the grant. The options expire after five years. During 1993, 34,500 options were granted, 13,091 options were exercised and 13,445 options lapsed and were cancelled. During 1992, 30,700 options were granted, 12,767 options were exercised, and 25,613 options lapsed and were cancelled. During 1991, 30,700 options were granted, no options were excercised, and 12,877 options lapsed and were cancelled.
At December 31, 1993, options for 108,739 shares were exercisable at prices of $18.25, $18.50, $17.75, $16.50 and $19.25 per share. 13,091 stock options were exercised in 1993 at $18.25, $17.75, $16.50, $19.25, and $16.75.  12,767
stock options were excercised in 1992 at $16.50 and $16.75. No stock options were exercised in 1991.

Information regarding outstanding preferred stock ($100 par value) of the Company and its subsidiaries is as follows:

                                                                                   Par Value
                                                                                   of Shares
                                    Cumulative  Current                Shares      Outstanding
                                     Dividend  Call Price    Shares  Issued and   (Dollars in
                                      Rate %   Per Share  Authorized Outstanding   Thousands)
Shenango Valley Water Company            5       $110       10,000      9,964        $996
Consumers Illinois Water Company         5 1/2    107        5,000      3,577         358
Camden and Rockland Water Co.            5        105        4,000      2,739         274
Consumers Water Company                  5 1/4    105       30,000     10,694       1,069
Consumers Water Company                   -       None     120,000        -            -

Of the total 30,000 Consumers Water Company preferred shares authorized with voting rights, 15,925 shares have been designated 5-1/4% Cumulative Preferred Stock Series A. The remaining 14,075 shares are undesignated. The difference between par value and acquisition price was credited to amounts in excess of par value.

(6) Acquisitions

On December 7, 1993, the Company, through its subsidiary C/P Utilities acquired the assets of EnviroAudit, an environmental services company, for $260,000.
   On December 31, 1992, the Company, through its subsidiary, Roaring Creek Water Company, acquired the assets of Northumberland Utilities in exchange for $590,000 of the Company's common stock and the assumption of $408,000 in debt.
   On December 31, 1992, the Company, through its subsidiary Wanakah Water Company, acquired the assets of Greenville, Millinocket and Skowhegan Water Companies for $3.5 million.
   All of these acquisitions were accounted for using the purchase method of accounting, and the results of their operations have been included in the consolidated financial statements since the date of acquisition.

(7) Dispositions

On December 16, 1993, the Company sold the Washington Court House Division of Ohio Water Service Company to the City of Washington resulting in a gain, net of taxes, of $3.0 million. In 1993, Washington Court House Division generated $2.3 million in revenue and had 6,000 customers.
   On January 13, 1993, the Company sold the Bourbonnais wastewater collection system of Consumers Illinois Water Company to the Village of Bourbonnais for a gain, net of taxes, of approximately $847,000. The operation generated $1.1 million in revenues and had 5,007 customers in 1992.
   On December 31, 1992, Southern New Hampshire Water Company sold its Amherst Division for $2.1 million resulting in a loss, net of taxes, of $27,000.
   On December 30, 1991, the Company closed on the sale of 389 acres of land in University Park, Illinois, for $1.1 million. This sale generated a loss, net of taxes, of approximately $98,000.
   On October 1, 1991, Roaring Creek Water Company closed on the sale of 220 acres of land to Northumberland County, Pennsylvania, for $550,000. This sale generated a gain, net of taxes, of approximately $294,000.
   On June 27, 1991, the Company sold the Marysville Division of Ohio Water Service Company to the City of Marysville for $9.5 million resulting in a gain, net of taxes, of $3.1 million. The Marysville Division generated $1.9 million of revenue during 1990 and served 3,328 customers.

(8) Retirement Plan

The Company has a defined benefit pension plan covering substantially all of its employees. Pension benefits are based on years of service and the employee's average salary during the last five years of employment. The Company's funding policy is to contribute an amount that will provide for benefits attributed to service to date and for those expected to be earned in the future by current participants, to the extent deductible for income tax purposes.
   Net pension cost for the years ended December 31, 1993, 1992, and 1991, was $501,000, $30,000, and $582,000, respectively.

The funded status of the Plan as of December 31 is as follows:

(Dollars in Thousands)                                        1993     1992

Actuarial present value of benefit obligations:
  Accumulated benefit obligations
     Vested                                                 $20,448   $17,350
     Nonvested                                                2,132     1,809
                                                            -------   -------
Total                                                        22,580    19,159
  Effect of future salary increases                           7,361     7,502
                                                            -------   -------
Projected benefit obligations for services
  provided to date                                           29,941    26,661
Market value of plan assets, primarily
  invested in stocks, bonds and short-term
  funds                                                      30,067    28,395
                                                            -------   -------
Plan assets in excess of projected
  benefit obligations                                           126     1,734
Unrecognized net asset existing
  as of January 1, 1987, being amortized over
  22 years                                                   (3,317) ( 3,526)
Unrecognized prior service cost                               2,601    2,814

Unrecognized net gain                                        (  865)  (1,975)
                                                            --------  -------
Accrued pension cost at year-end                            $(1,455) $(  953)
                                                            ======== ========
Net pension cost included the following items:

(Dollars in Thousands)                                1993     1992    1991

Service cost-benefits earned
  during the year                                $    977   $   934 $    941
Interest cost on projected
  benefit obligations                               2,022     1,860    1,740
Actual return on plan assets                       (2,502)   (1,955)  (6,549)
Net amortization and deferral                           4    (  809)   4,450
                                                 ---------  ------- --------
Net periodic pension cost                        $    501   $    30 $    582
                                                 =========  ======= ========
The expected long-term rate of return on plan assets was 9.0% in 1993 and 9.5% in 1992 and 1991 and the salary increase assumption was 5.0% in 1993 and 6% in 1992 and 1991. The discount rate used to determine the actuarial present value of the projected benefit obligations was 7.5% in 1993, 8.0% in 1992 and 8.5% in 1991.

(9)  Postretirement Benefits

Employees retiring from the Company in accordance with the retirement plan provisions are entitled to postretirement health care and life insurance coverage. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the plan periodically.

   In December, 1990, the Financial Accounting Standards Board issued Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). This new standard, which the Company adopted in the first quarter of 1993, requires that the expected cost of postretirement benefits (other than pensions) be expensed during the years that the employees render service. This is a significant change from the Company's previous policy of recognizing these costs on a cash basis. The Company adopted the new standard using the delayed recognition method. Under this method, the unrecorded SFAS 106 liability as of January 1, 1993, will be amortized to expense on a straight-line basis over a 20-year period.
  The Company estimates that its SFAS 106 liability related to prior years of service, based upon the current level of benefits, is approximately $3,048,000. The annual expense is $584,200. The utility subsidiaries generally will record some portion of the annual expense as a regulatory asset if full SFAS 106 expense is not included in rates currently and appropriate approval is received from their respective regulators. The public utility commissions have ruled in generic proceedings in each of the states in which the Company operates except Illinois that they will allow full accrual of SFAS 106 costs. They also ordered that the Company's subsidiaries in those states record the costs as regulatory assets until the next rate case. The Illinois Commerce Commission has concluded that any costs associated with this statement must be expensed until the Company's first rate proceeding. Of the $584,200 total 1993 costs, $136,000 is related to the Illinois utilities.

The following table sets forth the postretirement health and life insurance plans' combined funded status.

          (Dollars in Thousands)                            1993
          Accumulated postretirement benefit
            obligation                                     ($3,873)

          Plan assets at fair value                            -

          Accumulated postretirement benefit               ---------
            obligation in excess of plan assets            ($3,873)

          Unrecognized net gain from past
            experience different from that assumed
            and from changes in assumptions                     323

          Unrecognized transition obligation                  3,048
                                                            --------
          Accrued postretirement benefit cost                 $(502)
                                                            ========
The Company's postretirement health and life insurance plans are unfunded; there are no assets for either plan and the accumulated postretirement benefit obligation for health insurance is $3,371,961 and for life insurance is $501,110.

Net periodic postretirement benefit cost for fiscal 1993 included the following components;

          (Dollars in Thousands)                              1993
          Service cost-benefits attributed to
            service during the period                         $155
          Interest cost on accumulated
            postretirement benefit obligation                  269
          Amortization of transition obligation
            over 20 years                                      160
                                                             ------
          Net periodic postretirement benefit cost            $584
                                                             ======

The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 7.5%. A 15% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1993. The health care cost trend rate is assumed to decrease annually through the year 2002 to an ultimate rate of 6%. Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $300,000.

(10) Commitments and Contingencies

The Company is a party in or may be affected by various matters under litigation. The Company expects that some of its operating subsidiaries, in order to comply with the requirements of the Safe Drinking Water Act, may have to invest in significant improvements or additions including, but not limited to, the construction of treatment plants and the modification or replacement of open reservoirs. Management believes that the ultimate treatment of these expenditures and the various matters under litigation will not have a significant adverse effect on either the Company's future results of operations or financial position.
   The Company has operating leases for buildings, vehicles, water meters and office equipment. Rental expenses relating to these leases for the years ended December 31, 1993, 1992 and 1991 were approximately $1,612,000, $1,684,000 and $1,448,000,respectively. At December 31, 1993, minimum future lease payments under noncancelable operating leases are $1,386,000 in 1994, $916,000 in 1995, $683,000 in 1996, $467,000 in 1997, $127,000 in 1998 and
$706,000 thereafter.

In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Ohio Water Service's (OWS) water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated OWS's water supply. OWS is continuously monitoring the situation to maintain water quality. The OWS has contacted all the appropriate regulatory agencies and the cleanup has been completed. The total cost to clean up the spill was approximately $900,000. The OWS is currently seeking recovery of these costs from the contractor. Management believes that OWS has a high probability of recovering damages from the contractor and, therefore, has recorded no expenses related to the spill.

(11) Other, net

In the second quarter of 1991, the Company's New Hampshire utility, Southern New Hampshire Water Company, received a decision and order on its pending rate request, requiring that Southern New Hampshire Water Company reduce its rate base by approximately $616,000. Accordingly, the Company has recorded a write-off of $616,000 ($374,000 after taxes). This write-off is included in Other, net as of December 31, 1991.

(12)  Discontinuance of Real Estate Operations

On July 11, 1990, the Company announced its intention to discontinue and dispose of its real estate business, which includes The Dartmouth Company (Dartmouth) and its wholly owned subsidiary, Arcadia Company (Arcadia). In February 1991, the Company decided to cease any further investment in Dartmouth. This action was in response to increasingly stringent financing requirements for real estate investors, recent bank failures creating a considerable inventory of properties on the market at distressed prices and the inability to forecast a near bottom to the New England real estate market decline. Dartmouth had notes payable to financial institutions aggregating $14.2 million at December 31, 1990, which were secured by its real estate assets and other liabilities of $420,000, consisting primarily of current liabilities.
   As of December 31, 1991, Dartmouth had sold, or otherwise disposed of, all of its properties. As a result of the successful resolution of material uncertainties related to the disposition of the Company's real estate operations the Company reversed $1.8 million of its reserve for loss on disposal of discontinued operations during 1991.
   The Dartmouth Company's business is being accounted for as a discontinued operation, and accordingly, operating results to the date of discontinuance are shown separately in the accompanying Consolidated Statements of Income, and all financial statements presented for prior periods have been restated. Total sales for the discontinued real estate operations were $1.7 million in 1991.

(13)  Discontinuance of Manufactured Housing Operations

On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England. The business was offered for sale. The estimated loss on the disposal of $4.2 million was recorded in the third quarter of 1993. To date, efforts to sell Burlington have been unsuccessful, and an additional $1.1 million reserve was recorded in the fourth quarter for a total reserve of $5.3 million, net of taxes, of approximately $600,000. The operating results of Burlington Homes prior to the date of discontinuance are shown separately on the accompanying consolidated statements of income, and all financial statements for prior periods have been restated. Total sales for Burlington Homes were $5,486,000, $5,370,000, and $5,240,000 in 1993, 1992, and 1991, respectively.

              Consumers Water Company and Subsidiaries
                  Unaudited Financial Information

Quarterly Financial Data
Unaudited quarterly financial data pertaining to the results of operations for 1993 and 1992 are as follows:
(Dollars in Thousands Except Per Share Amounts)
                             1st      2nd       3rd         4th
                          Quarter   Quarter   Quarter     Quarter
1993
Operating Revenue ---
  Continuing Operations   $20,937   $22,503   $24,521     $21,123
Operating Income ---
  Continuing Operations    $4,662    $5,444    $8,026      $4,713
Net Income(Loss):
 Continuing Operations     $2,111    $1,738    $3,613      $4,541
   Discontinued Operations($  274)  ($  293)  ($4,417)    ($1,100)
     Total                 $1,837    $1,445   ($  804)     $3,441
Earnings(Loss) Per Share:
   Continuing Operations    $0.29     $0.24     $0.50      $0.60
    Discontinued Operations($0.04)   ($0.04)   ($0.61)    ($0.14)
     Total                  $0.25     $0.20    ($0.11)     $0.46

1992
Operating Revenue ---
  Continuing Operations   $19,195   $21,142   $22,725   $21,183
Operating Income ---
  Continuing Operations    $4,628    $6,367    $7,132    $5,668
Net Income(Loss):
  Continuing Operations    $1,255    $2,331    $2,818    $2,097
   Discontinued Operations($  156)  ($   66)  ($   62)  ($  195)
    Total                  $1,099    $2,265    $2,756    $1,902
Earnings Per Share(Loss):
  Continuing Operations    $0.18     $0.33     $0.40     $0.30
   Discontinued Operations($0.02)   ($0.01)   ($0.01)   ($0.03)
    Total                  $0.16     $0.32     $0.39     $0.27

The fluctuations in revenue and operating income between quarters reflect the seasonal nature of the water utility business, changes in industrial usage and the timing of rate relief.

Gains from the sales of properties of continuing operations, net of taxes, were $867,000, $6,000, $(5,000), and $2,999,000 in the four quarters of 1993 as compared with $2,000, $0, $0, and $(27,000) in 1992.

Selected Financial Data
(Dollars in Thousands Except Per Share Amounts)      1993      1992      1991      1990       1989
Operating Revenue --
    Continuing Operations                           $89,084    $84,245   $79,965   $75,296    $71,574
Earnings(Loss) Per Common Share
    Continuing Operations                           $1.63      $1.21     $1.52     $1.23      $1.21
    Total                                           $0.80      $1.14     $1.74    ($0.33)     $1.15
Dividends Declared Per
    Common Share                                    $1.15      $1.13     $1.11     $1.09      $1.06
Total Assets                                        $371,657   $343,033  $315,124  $302,220   $287,404
Long-Term Debt of Continuing
    Operations (including current
    maturities, sinking fund requirements
    and redeemable preferred stock)                 $125,080    $131,667 $106,666  $113,875   $93,964



             CONSUMERS WATER COMPANY AND SUBSIDIARIES

      PROPERTY, PLANT AND EQUIPMENT OF CONTINUING OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in Thousands)
Column A               Column B      Column C      Column D     Column E         Column F

                      Balance at                                Other            Balance
                      Beginning                                Changes    (D)   at End of
                      of Period    Additions     Retirements  Add/(Deduct)       Period
1993

                                                                     (20) (B)
                                                                     (72) (C)
Land and rights        $6,563           342            (13)          (2)          $6,798

Water collection,                                                    (14) (B)
storage and                                                       (1,390) (C)
treatment              77,755         6,968           (238)            4          83,085


                                                                  (4,431) (B)
Transmission and                                                  (5,070) (C)
distribution          241,738        13,907           (528)          101         245,717


                                                                     (5) (B)
General                                  46  (A)                   (815) (C)
plant                  22,077         3,938         (1,029)        (991)          23,221

Organization
and franchise                                                       (12) (C)
expense                 2,102            59            (14)         (46)           2,089

Utility plant
adj. being
amortized                 405           130             (4)         384              915
                     -----------------------------------------------------------------------
                      350,640        25,390         (1,826)     (12,379)          361,825
                     -----------------------------------------------------------------------

                                                                   (145) (B)
Construction work                                                  (105) (C)
in progress            10,252        10,178              0            0           20,180
                     ----------------------------------------------------------------------
                     $360,892        35,568         (1,826)     (12,629)        $382,005
                     =====================================================================
(A)     Acquisition of EnviroAudit by C/P Utilities.
(B)     Sale of Bourbonnais Wastewater System by Consumers
        Illinois.
(C)     Sale of the Washington Court House Division of Ohio Water
        Service.
(D)     Reclassifications and other miscellaneous adjustments.

                     CONSUMERS WATER COMPANY AND SUBSIDIARIES

              PROPERTY, PLANT AND EQUIPMENT OF CONTINUING OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in Thousands)
Column A              Column B       Column C       Column D      Column E          Column F

                     Balance at                                      Other          Balance
                     Beginning                                      Changes   (D)  at End of
                     of Period       Additions     Retirements    Add/(Deduct)       Period
1992
                                         58  (A)
Land and rights      $5,723             803             0                (21) (C)   $6,563

Water collection,
storage and                           1,096  (A)                        (447) (C)
treatment            62,766          16,543        (2,097)              (106)        77,755

Transmission and                      3,744  (A)                      (2,355) (C)
distribution        225,101          16,708        (1,401)               (59)       241,738

                                        992  (B)
General                                 541  (A)                          (3) (C)
plant                17,275           3,051          (464)               685         22,077

Organization
and franchise                            22  (A)                        (264) (C)
expense               2,292              56             0                 (4)         2,102

Utility plant
adj. being                             (255) (A)
amortized             1,316              42             0               (698)           405
                   --------------------------------------------------------------------------
                    314,473          43,401        (3,962)            (3,272)       350,640
                   --------------------------------------------------------------------------
Construction work                       599  (A)
in progress          21,063         (11,408)            0                 (2) (C)    10,252
                   -------------------------------------------------------------------------
                   $335,536          32,592        (3,962)            (3,274)      $360,892
                   =========================================================================
(A)     Acquisition of Greenville, Millinocket and Skowhegan
        Water Companies (Maine systems) by Wanakah Water Company.
(B)     Acquisition of Northumberland Utilities by Roaring Creek
        Water Company.
(C)     Sale of Amherst Division of Southern New Hampshire Water
        Company.
(D)     Reclassifications and other miscellaneous adjustments.

                CONSUMERS WATER COMPANY AND SUBSIDIARIES

         PROPERTY, PLANT AND EQUIPMENT OF CONTINUING OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

(Dollars in Thousands)
Column A           Column B       Column C       Column D            Column E          Column F

                  Balance at                                           Other           Balance
                   Beginning                                          Changes    (B)  at End of
                  of Period      Additions      Retirements        Add/(Deduct)        Period
1991
                                                                          (185)  (A)
Land and rights     $5,536          393            (26)                      5         $5,723

Water collection,
storage and                                                             (1,886)  (A)
treatment           62,004        4,024           (707)                   (669)        62,766

Transmission and                                                        (4,796)  (A)
distribution       217,118       12,973           (720)                    526        225,101

General                                                                   (290)  (A)
plant               16,425        1,602           (475)                     13         17,275

Organization
and franchise                                                              (23)  (A)
expense              2,347           14              0                     (46)         2,292

Utility plant
adj. being
amortized            1,371          309              0                    (364)         1,316
                  ------------------------------------------------------------------------------
                   304,801       19,315         (1,928)                 (7,715)       314,473
                  ------------------------------------------------------------------------------
Construction work
in progress          9,600       12,461           (360)                   (638)        21,063
                  ------------------------------------------------------------------------------
                  $314,401       31,776         (2,288)                 (8,353)      $335,536
                  ==============================================================================
(A)     Sale of Marysville Division of Ohio Water Service.
(B)     Reclassifications and other miscellaneous adjustments.

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES

                                                                 Schedule VI
           ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
            PROPERTY, PLANT AND EQUIPMENT OF CONTINUING OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Dollars in Thousands)
Column A               Column B     Column C    Column D       Column E             Column F

                      Balance at                                Other               Balance
                       Beginning                               Changes             at End of
                       of Period   Additions   Retirements    Add/(Deduct)          Period
1993
Reserve for
Depreciation            $60,525     $6,741      ($1,774)        $51  (A)
                                                               ($19) (B)
                                                             $1,271  (C)
                                                              ($896) (F)
                                                            ($1,439) (G)            $64,460

1992
Reserve for
Depreciation            $55,922      $5,881    ($3,859)         $33  (A)
                                                              ($131) (B)
                                                               $985  (C)
                                                             $1,694  (E)            $60,525

1991
Reserve for
Depreciation            $52,977      $5,298    ($1,891)         $19  (A)
                                                                $29  (B)
                                                               $554  (C)
                                                            ($1,064) (D)            $55,922


(A) Depreciation on transportation equipment either capitalized or charged to clearing account.
(B) Cost of removing property retired or sold, net of salvage.
(C) Changes due to original cost adjustments, additions of assets and other miscellaneous adjustments.
(D) Sale of Marysville District of Ohio Water Service Company.
(E) Acquisition of assets of Skowhegan, Millinocket and Greenville Water Companies (Maine systems) by Wanakah Water Company.
(F) Sale of Bourbonnais wastewater collection operation of Consumers
    Illinois Water Company.
(G) Sale of Washington Court House District of Ohio Water Service
    Company.

      The reserve for depreciation is not segregated on the books to correspond with the classifications of property as set forth in
Schedule V.


                                                 Schedule VIII
            CONSUMERS WATER COMPANY AND SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
(Dollars in Thousands)
                                                   Additions             Deductions
                                           _________________________   _____________
                             Balance at     Provision                                 Balance at
                            Beginning of   Charged to                    Accounts        End of
Description                     Year       Operations     Recoveries    Written-Off      Year

Allowance for
Doubtful                                          Year Ended December 31, 1993
Accounts                                   -----------------------------------------
                                $702           $599          $60            $563          $798


                                                  Year Ended December 31, 1992
                                           -----------------------------------------
                              $1,121           $645          $57            $1,121        $702


                                                   Year Ended December 31, 1991
                                           -----------------------------------------
                                $777           $792          $54            $502          $1,121


                                            Schedule X
                  CONSUMERS WATER COMPANY AND SUBSIDIARIES

                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         FOR CONTINUING OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Dollars in Thousands)

            Column A                               Column B

              Item                             Charged to Costs
                                                 and Expenses
                                          1993      1992    1991

Maintenance and repairs                  $4,806   $5,275   $5,696
                                         =========================
Depreciation and amortization            $7,994   $7,432   $6,125
                                         =========================
Taxes other than payroll and
  income taxes:
      Municipal property                 $4,983   $4,521   $4,137
      State, franchise and excise        $3,098   $2,902   $2,730

           Other                         $291     $298     $281

Total taxes other than payroll and       -------------------------
  income taxes                           $8,372   $7,721   $7,148
                                         =========================
The amounts of royalties and advertising expenses are not presented as such amounts are less than one percent of total revenues and sales.