Form 10-Q
period 1994-03-31
CONSUMERS WATER CO
filed 1994-05-12
CIK 23910

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1994

                                   OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to

                      Commission File Number 0-493

                       CONSUMERS WATER COMPANY
          (Exact name of registrant as specified in its Charter)

          Maine                                         01-0049450
(State or other jurisdiction of                  (I.R.S. Employer Identi-
incorporation or organization)                    fication number)

Three Canal Plaza, Portland, ME                      04101
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number: (207) 773-6438

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such
filing requirements for the past 90 days.  YES  X   NO

The number of common shares of Consumers Water Company outstanding as of May 10, 1994 was - 8,121,346.



                     CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                 PART I  ITEM I
                                                    March 31,   December 31,
                                                      1994          1993
                                                   ----------   ------------
                                                   (Unaudited)

ASSETS
Property, Plant and Equipment, at cost:
   Water utility plant, in service                   $364,962      $360,115
   Less: Accumulated depreciation                      65,144        63,579
                                                     --------      --------
                                                      299,818       296,536
                                                     --------      --------

   Other subsidiaries                                   1,796         1,710
   Less: Accumulated depreciation                         933           881
                                                     --------      --------
                                                          863           829
                                                     --------      --------

   Construction work in progress                       20,943        20,180
                                                     --------      --------
     Net property, plant and equipment                321,624       317,545
                                                     --------      --------

Assets of discontinued operations net of liabilities    1,345         1,308
Investments, at cost                                    2,048         2,044
                                                     --------      --------
Current Assets:
   Cash and cash equivalents                            2,652         4,993
   Accounts receivable, net of reserve of $829 in
     1994 and $798 in 1993                              8,731        10,171
   Unbilled revenue                                     7,889         6,649
   Inventories                                          1,987         1,793
   Prepayments and other                                4,629         6,524
                                                     --------      --------
     Total current assets                              25,888        30,130
                                                     --------      --------
Other Assets:
   Funds restricted for construction activity           8,167         9,508
   Deferred charges                                    11,472        11,122
                                                     --------      --------
                                                       19,639        20,630
                                                     --------      --------
                                                      370,544       371,657
                                                     ========      ========

                                     See attached notes.



                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Amounts)

                                    PART I  ITEM I
                                                      March 31,   December 31,
                                                        1994         1993
                                                      ---------   -----------
                                                    (Unaudited)
SHAREHOLDERS' INVESTMENT
AND LIABILITIES
Capitalization:
   Common Stock, $1 par value
   Authorized: 15,000,000 shares
     Issued: 8,113,961 shares in 1994 and
             8,041,369 in 1993                       $   8,114     $   8,041
   Amounts in excess of par value                    $  65,830     $  64,662
   Reinvested earnings                                  22,988        24,235
                                                     ---------     ---------
    Common shareholders' investment                     96,932        96,938
                                                     ---------     ---------
   Preferred shareholders' investment                    1,069         1,069
   Minority interest                                     2,233         2,240
   Long-term debt                                      123,359       124,050
                                                     ---------     ---------
     Total capitalization                              223,593       224,297
                                                     ---------     ---------

Contributions in Aid of Construction                    54,950        54,045
                                                     ---------     ---------

Current Liabilities:
   Notes payable                                        24,083        19,676
   Sinking fund requirements and
     current maturities                                    915           930
   Accounts payable                                      2,152         6,052
   Accrued taxes                                         5,859         6,662
   Accrued interest                                      2,803         3,318
   Accrued expenses and other                           10,681        11,011
                                                     ---------     ---------
     Total current liabilities                          46,493        47,649
                                                     ---------     ---------

Commitments and Contingencies

Deferred Credits:
   Customers' advances for construction                 20,687        21,338
   Deferred income taxes                                19,703        19,183
   Unamortized investment tax credits                    5,118         5,145
                                                     ---------     ---------
                                                        45,508        45,666
                                                     ---------     ---------
                                                      $370,544      $371,657
                                                     =========     =========
Book Value Per Share of Common Stock                  $  11.95      $  12.05
                                                     =========     =========
                                See attached notes.




                      CONSUMERS WATER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands Except Per Share Amounts)
                                     (Unaudited)

                                   PART I  ITEM I
                                                       Three Months Ended
                                                            March 31,
                                                 ---------------------------
                                                     1994              1993
                                                 ----------        ---------
Revenue and Sales:
   Water utility operations                      $  18,245         $  18,178
   Other operations                                  2,571             2,759
                                                 ---------         ---------
   Operating revenue                                20,816            20,937
                                                 ---------         ---------
Costs and Expenses:
   Water utility operations                         14,124            13,540
   Other operations                                  2,703             2,735
                                                  --------         ---------
   Operating expenses                               16,827            16,275
                                                  --------         ---------

Operating Income                                     3,989             4,662
                                                  --------         ---------
Other Income and (Expense):
   Interest expense                                 (2,937)           (2,953)
   Construction interest capitalized                   419               171
   Preferred dividends and minority
    interest of subsidiaries                           (25)              (32)
   Other net                                           144               122
                                                  ---------        ---------
                                                    (2,399)           (2,692)
                                                  ---------        ---------
Earnings before Income Taxes and Gains
 from Sales of Properties                            1,590             1,970
Income Taxes                                           459               726
                                                  --------         ---------
Earnings:
   Before Gains from Sales of Properties             1,131             1,244
   Gains from Sales of Properties, Net                 -                 867
                                                  --------          --------
Income from Continuing Operations                    1,131             2,111
Loss from Discontinued Operations                      -                (274)
                                                  --------          --------

Net Income                                       $   1,131         $   1,837
                                                 =========         =========

Weighted Average Shares Outstanding                 #8,084            #7,171

Earnings per Common Share:
 Continuing Operations:
   Before Gains from Sales                        $   0.14          $   0.17
   Total                                          $   0.14          $   0.29
   Discontinued Operations                        $     -           $  (0.04)
                                                  ---------         --------

 Total                                            $   0.14          $  0.25
                                                  =========         ========

Dividends Declared per Common Share               $   0.29          $ 0.285
                                                  =========         =======
                             See attached notes.


                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31,  1994 AND 1993
                               (In Thousands)
                                 (Unaudited)

                               PART I  ITEM I

                                                         Three Months Ended
                                                              March 31,
                                                          -----------------
                                                          1994         1993
                                                         -------      ------
Operating Activities:

Net income                                             $  1,131     $   1,837
                                                       --------     ---------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization                          2,156         2,090
   Deferred income taxes and investment
    tax credits                                             508         3,339
   Gains on sale of properties                              -        (    867)

   Change in assets and liabilities:
     (Increase) decrease in accounts receivable
      and unbilled revenue                                  200      (    552)
     Increase in inventories                          (     194)     (     56)
     Decrease in prepaid expenses                         1,895           776
     Decrease in accounts payable and
       accrued expenses                                (  3,744)     (    864)
     Change in other assets, net of change
      in other liabilities                             (    746)      ( 3,673)
     Change in assets net of changes in
      liabilities of discontinued operations           (     37)      (   215)
                                                       ---------      -------

 Net cash provided by operating activities                1,169         1,815
                                                       ---------      -------
Investing activities:

Capital expenditures                                   (  5,850)     (  4,527)
Decrease in funds restricted
 for construction activity                                1,341         1,567
Decrease in construction accounts
 payable                                               (  1,826)     (  1,023)
Net proceeds from sales of properties                      -            2,017
                                                       ---------     --------

Net cash used in investing activities                  (  6,335)     (  1,966)
                                                       ---------     --------


                               (continued...)


                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                               (In Thousands)
                                 (Unaudited)

                                 (continued)

                               PART I  ITEM I
                                                          Three Months Ended
                                                               March 31,
                                                          -----------------
                                                           1994        1993
                                                          ------      ------
Financing activities:

Net borrowings of short-term debt                         4,407        1,949
Proceeds from issuance of long-term debt                    -            175
Repayments of long-term debt                            (   706)     (   180)
Proceeds from issuance of stock                           1,240        1,342
Advances and contributions in aid of
 construction, net of repayments                            254          444
Taxes paid by developers on advances and
  contributions in aid of construction                 (     15)    (     10)
Cash dividends paid                                    (  2,355)    (  2,071)
                                                       --------     --------

Net cash provided (used) by financing activities          2,825        1,649
                                                       --------     --------

Net increase (decrease) in cash and cash equivalents   (  2,341)       1,498
Cash and cash equivalents at beginning of year            4,993        1,768
                                                       --------     --------

Cash and cash equivalents at end of period             $  2,652     $  3,266
                                                       ========     ========
Supplemental disclosures of cash flow
  information from continuing operations:
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  2,968     $  2,947
   Income taxes                                        $    637     $    788

Non-cash investing and financing activities
  for the year:
Property advanced or contributed                            -       $     10


                                See attached notes.

                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                               March 31, 1994

                               PART I  ITEM 1

A.  PREPARATION OF FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accouting principles have been condensed or omitted pursuant to such rules and regulations. The registrant believes that the disclosures which are made are adequate to make the information presented not misleading, when read in conjunction with the financial statements and notes thereto included in the registrants' latest annual report on Form 10-K. In management's opinion, the attached interim financial statements reflect all adjustments which are necessary to a fair statement of the results for the periods presented.

B.           EARNINGS PER SHARE

    Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 1,665 in 1994 and 926 in 1993.

C.           DISPOSITIONS

     On January 13, 1993, the Company sold the Bourbonnais wastewater collection operations of Consumers Illinois Water Company to the Village of Bourbonnais for a gain net of taxes of approximately $847,000. The operations generated $1.1 million in revenues and had 5,007 customers in 1992.

D.           COMMITMENTS AND CONTINGENCIES

     In March, 1993, an outside contractor spilled a small amount of mercury while working at one of Ohio Water Service's water treatment plants. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated Ohio Water's water supply. The cleanup has been completed at a total cost of approximately $900,000. Ohio Water is currently seeking recovery of these costs from the contractor. Management believes that it is probable that Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurers and, therefore, has deferred the costs incurred in connection with the spill.

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                               March 31, 1994

                        PART I  ITEM 1 (continued..)

E.   DISCONTINUED OPERATION

     On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England, Inc., and to concentrate its efforts on its water resource management business. A reserve of $5.3 million was established in 1993. Burlington was offered for sale. It has had losses aggregating $1.8 million from December 1989, through September 30, 1993. On April 19, 1994, the Company reached an agreement to sell Burlington Homes. The sale is expected to close on or before June 8, 1994. The reserve taken in 1993 is expected to be adequate to cover the loss from the sale. The operating results of Burlington, prior to the date of discontinuance, are shown under discontinued operations in the Company's consolidated statements of income. All of the financial statements of prior periods have been restated to reflect the discontinuance of Burlington's operations.


                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                               March 31, 1994

                               PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors relative to the financial condition of the Company at March 31, 1994, and the results of its operations for the three months ended March 31, 1994, as compared to the same period of the prior year.

Liquidity and Capital Resources

Construction Program

Capital construction expenditures in the first quarter of 1994 totaled $5.6 million, net of contributions and advances, the majority of which relates to the Company's utility subsidiaries. Projects include $1.3 million spent on a new water treatment plant in Pennsylvania estimated to cost $16 million when completed in 1995, $700,000 spent on a disinfection facility in Maine estimated to cost $3.8 million when completed in the second quarter of 1994, and other smaller projects throughout the Company.

The Company expects capital expenditures for 1994-1996 to be approximatley $116 million, net of contributions and advances. Almost 45% of these expenditures are required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA) and other regulations. The new $16 million water treatment plant and transmission main, which is under construction, in Pennsylvania is required by state regulations under the SDWA.

The Company's water utility subsidiaries plan to file rate cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs, which have been prudently incurred in the judgement of the appropriate public utility commission, have been, and are expected to continue to be, recognized in rate setting. To support these capital requirements over the next three years, some subsidiaries will be required to file for large percentage rate increases, principally due to the significant capital expenditures resulting from the compliance with the SDWA and the CWA.

Financing and Capitalization

The table below shows the cash generated and used by the Company during the first quarter of 1994.

Cash was generated from:

                                                        Dollars in millions

             Operating activities                           $     1.2
             Net increase in short-term debt                      4.4
             Common stock issued                                  1.2
             Decrease in funds restricted for construction        1.4

             Total cash generated                           $     8.2




                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                               March 31, 1994
                                (continued..)

                               PART I - ITEM 2
Cash was used:

             Repay long-term debt                        $    (0.7)
             Pay dividends                                    (2.4)
             Capital expenditures, net of CIAC                (5.6)
             Other                                            (1.8)

             Total cash used                             $   (10.5)

Cash decreased almost $2.7 million from year end 1993 as the Company used the proceeds from the sale of Washington Court House in December, 1993, to help fund first quarter capital expenditures.

Financing and Capitalization

Water utilities will require higher equity ratios to maintain current debt ratings due to the recognition by the Standard & Poor's rating system of the additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This coupled with the size of the 1994-1996 capital expenditure program make it likely that the Company will return to the equity market, again, in the next three years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant a placement of long-term debt, generally in the $4-6 million range. As of December 31, 1993, the Company had unused lines of credit available of over $82 million. In addition, the Company plans to continue to use tax-exempt long-term debt financing in appropriate situations. The $16 million project in Pennsylvania mentioned above is being financed in large part with $14 million of 6.375% tax-exempt bonds issued on behalf of Roaring Creek Water Company in October of 1993.

Discontinued Operations

On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England, Inc., and to concentrate its efforts on its water resource management business. A reserve of $5.3 million was established in 1993. Burlington was offered for sale. It has had losses aggregating $1.8 million from December 31, 1989, through September 30, 1993. On April 19, 1994, the Company reached an agreement to sell Burlington Homes. The sale is expected to close on or before June 8, 1994. The reserve taken in 1993 is expected to be adequate to cover the loss from the sale. The operating results of Burlington prior to the date of discontinuance, are shown under discontinued operations in the Company's consolidated statements of income. All of the financial statements of prior periods have been restated to reflect the discontinuance of Burlington's operations.

Acquisitions and Dispositions

Over the past five years, the Company has acquired eight water systems. Although the Company currently has no material acquisitions pending, management anticipates continuing the acquisition policy of recent years.

Other

In March, 1993, an outside contractor spilled a small amount of mercury while working at one of Ohio Water's water treatment plants. Several areas in and around the plant were contaminated by the spill, although no mercury has
contaminated Ohio Water's water supply.   The cleanup has been completed at a
total cost of approximately $900,000. Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all of the cleanup costs from the contractor. While there can be no assurance as to the ultimate outcome of Ohio Water's efforts to obtain such recovery, management believes that it is probable that Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurers and, therefore, has deferred the costs incurred in connection with the spill.

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                               March 31, 1994

                               PART I - ITEM 2

Results of Operations

First Quarter, 1994, Compared to First Quarter, 1993

Utility Revenue

Utility revenues increased $67,000 or .4% compared to the first quarter in 1993, primarily due to $482,000 in rate increases and increased consumption, some of which may have been due to customers running water to prevent freeze ups during the cold weather. These increases were offset by the loss of $529,000 in revenue from the Washington Court House Division of Ohio Water Service Company, which was sold in December, 1993. Currently, there are five rate cases pending in which nearly $7.3 million in additional revenue is sought. The Company's water utility subsidiaries plan to file for additional cases in 1994 in three jurisdictions timed to seek recovery of and return on funds used to finance its large capital expenditure program.

Utility Operating Expenses

Water utility operating expenses increased approximately $584,000, or 4.3%. Increased depreciation and property taxes due to increased plant balances, increased labor expense due in part to the increased overtime needed to repair main breaks, which were caused by the cold winter weather, and increased health insurance costs, are being partially offset by the reduction in expenses of $482,000 due to the sale of Washington Court House.

Other Operations Revenue and Expense

Other operating revenue decreased $188,000, or 6.8%, due primarily to bad weather, which has delayed several of C/P Utility Services' projects. Other operating expenses are down $32,000, or 1.2%, compared to the first quarter of 1993.

Other

Construction interest capitalized is up $248,000 due to the new water treatment plant being constructed in Pennsylvania and to an adjustment to the capitalized interest of a major plant expansion in Ohio, which was completed in 1993.

Income taxes are down $267,000 due to lower pre-tax income in 1994.



                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                March 31, 1994

                                   PART II


Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1 Non-competition and Consulting Agreement between Consumers Water Company and John H. Schiavi dated March 28, 1983, incorporated by reference to Exhibit 10.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.2 Consumers Water Company 1988 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.3 Consumers Water Company 1993 Incentive Stock Option Plan, incorporated by reference to Appendix B to Definitive Proxy Statement dated April 5, 1993.

10.4 Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan A, incorporated by reference to Exhibit 10.5.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.5 Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan B, incorporated by reference to Exhibit 10.5.3 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.6   Letter Agreement between Consumers Water Company and Anjou
       International Company dated February 9, 1986, incorporated by reference to Exhibit 10.6 to Consumers Water Company's Registration Statement on Form S-2 (No. 33-41113), filed with the Securities and Exchange Commission on June 11, 1991.

10.7   Assignment of Rights under February 7, 1986 Agreement between
       Consumers Water Company and Anjou International Company to Compagnie Generale des Eaux, dated November 12, 1987, incorporated by reference to Exhibit 10.7 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.8 Form of Indemnification Agreement entered into between Consumers Water Company and each of its current directors and executive officers, incorporated by reference to Exhibit 10.8 to Consumers Water Company's Quarterly Report on Form 10-K for the quarter ended June 30, 1989.

10.9 Employment Agreement between Peter L. Haynes and Consumers Water Company dated July 13, 1992, incorporated by reference to Exhibit
       10.11 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

       (b) Reports on Form 8-K.

       No reports on Form 8-K have been filed during the quarter ended March 31, 1994.




                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      CONSUMERS WATER COMPANY
                                                            (Registrant)



    05/12/94                                              /s/ Peter L. Haynes
- ---------------------------                            ----------------------
      Date                                                    Peter L. Haynes
                                                                    President



    05/12/94                                             /s/   John F. Isacke
- ----------------------------                            ---------------------
      Date                                                     John F. Isacke
                                                        Senior Vice President
                                                    (Chief Financial Officer)