Form 10-Q
period 1994-06-30
CONSUMERS WATER CO
filed 1994-08-11
CIK 23910

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 1994
                                                 -------------

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                  to
                                      ------------------   ----------------

                         Commission File Number 0-493
                                                 -----


                            CONSUMERS WATER COMPANY


            (Exact name of registrant as specified in its Charter)

          Maine                                              01-0049450
- - ------------------------------                          ---------------------
- - --
(State or other jurisdiction of                       (I.R.S. Employer Identi-
incorporation or organization)                   identification number)

Three Canal Plaza, Portland, ME                                04101
- - ------------------------------                          ---------------------
- - --
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number: (207) 773-6438


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                    ---      --

The number of common shares of Consumers Water Company outstanding as of August 1, 1994, was 8,168,584.

                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                PART I  ITEM I



                                      June 30,     December 31,
                                       1994           1993
                                       -----          -----

                                             (Unaudited)


ASSETS
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Water utility plant, in service     $378,408     $360,115
   Less: Accumulated depreciation        65,968       63,579
                                      ----------    ---------
                                        312,440      296,536
                                      ----------    ---------

   Other subsidiaries                     1,878        1,710
   Less: Accumulated depreciation           987          881
                                      ----------    ---------
                                            891          829
                                      ----------    ---------


   Construction work in progress         18,075       20,180
                                      ----------    ---------
     NET PROPERTY, PLANT AND EQUIPMENT  331,406      317,545
                                      ----------    ---------

ASSETS OF DISCONTINUED OPERATIONS
  NET OF LIABILITIES                      1,364        1,308
INVESTMENTS, AT COST                      2,051        2,044
                                      ----------    ---------

CURRENT ASSETS:
   Cash and cash equivalents              2,792         4,993
   Accounts receivable, net of
     reserves of $844 in
     1994 and $798 in 1993                9,151        10,171
   Unbilled revenue                      10,101         6,649
   Inventories                            2,480         1,793
   Prepayments and other                  3,942         6,524
                                      ----------     ---------
     TOTAL CURRENT ASSETS                28,466        30,130
                                      ----------     ---------

OTHER ASSETS:
   Funds restricted for
     construction activity                6,208         9,508
   Deferred charges and other assets     11,809        11,122
                                      ----------      ---------
                                         18,017        20,630
                                      ----------      ---------

                                     $  381,304     $ 371,657
                                     ===========    ==========








                              See attached notes.

                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands Except Per Share Amounts)

                                PART I  ITEM I

                                    June 30,     December 31,
                                      1994           1993
                                     -----          -----
                                          (Unaudited)



SHAREHOLDERS' INVESTMENT
AND LIABILITIES

CAPITALIZATION:
   Common Stock, $1 par value
   Authorized: 15,000,000 shares
     Issued: 8,162,471 shares in 1994 and
                8,041,369 in 1993      $  8,162      $  8,041
   Amounts in excess of par value        66,612        64,662
   Reinvested earnings                   23,165        24,235
                                         -------      --------
     COMMON SHAREHOLDERS' INVESTMENT     97,939        96,938
                                         -------      --------

   Preferred shareholders' investment     1,069         1,069
   Minority interest                      2,239         2,240
   Long-term debt                       123,226       124,050
                                        -------      --------
     TOTAL CAPITALIZATION               224,473       224,297
                                        -------      --------

CONTRIBUTIONS IN AID OF CONSTRUCTION     56,048        54,045
                                        -------      --------

CURRENT LIABILITIES:
   Notes payable                         29,013        19,676
   Sinking fund requirements and
     current maturities                     914           930
   Accounts payable                       4,615         6,052
   Accrued taxes                          4,820         6,662
   Accrued interest                       3,256         3,318
   Accrued expenses and other            11,212        11,011
                                         -------       --------
    TOTAL CURRENT LIABILITIES            53,830        47,649
                                         -------       --------

COMMITMENTS AND CONTINGENCIES

DEFERRED CREDITS:
   Customers' advances for construction  21,718        21,338
   Deferred income taxes                 20,146        19,183
   Unamortized investment tax credits     5,089         5,145
                                         -------     --------
                                         46,953        45,666
                                         -------     --------

                                       $381,304      $371,657
                                      ===========   ==========

BOOK VALUE PER SHARE OF COMMON STOCK   $  12.00      $   12.05
                                      ===========   ==========


                              See attached notes.

                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                PART I  ITEM I

                                       Six Months Ended
                                           June 30,
                                       1994         1993
                                      ______        _____

REVENUE AND SALES:
   Water utility operations           $38,516       $37,766
   Other operations                     5,747         5,674
                                      --------     --------
     Operating revenue                 44,263        43,440
                                      --------     --------

COSTS AND EXPENSES:
   Water utility operations            28,189        27,422
   Other operations                     5,614         5,912
                                      --------     --------
     Operating expenses                33,803        33,334
                                      --------     --------

OPERATING INCOME                       10,460        10,106
                                      --------     --------

OTHER INCOME AND (EXPENSE):
   Interest expense                    (5,999)       (5,882)
   Construction interest capitalized      781           274
   Preferred dividends and minority
    interest of subsidiaries              (62)          (72)
   Other net                              323           229
                                      --------     --------
                                       (4,957)       (5,451)
                                      --------     --------

EARNINGS BEFORE INCOME TAXES AND GAINS FROM
 SALES OF PROPERTIES                    5,503         4,655
Income Taxes                            1,812         1,679
                                      --------     --------

EARNINGS:
   Before Gains from Sales of Properties 3,691        2,976
   Gains from Sales of Properties          -            873
                                      --------     --------

Income from Continuing Operations       3,691         3,849
Loss from Discontinued Operations          -           (567)
                                      --------     --------

NET INCOME                            $ 3,691       $ 3,282
                                   ===========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING    #8,157        #7,204

EARNINGS PER COMMON SHARE:
  Continuing Operations:
    Before Gains from Sales           $  0.45       $  0.41
    Total                             $  0.45       $  0.53
  Discontinued Operations             $    -        $ (0.08)
                                      --------     --------

TOTAL                                 $  0.45       $  0.45
                                   ===========   ==========

Dividends Declared per Common Share   $  0.58       $  0.57
                                   ===========   ==========

                              See attached notes.

                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                PART I  ITEM I

                                       Three Months Ended
                                            June 30,
                                       1994        1993
                                       ------      ------

REVENUE AND SALES:
   Water utility operations            $20,271     $19,588
   Other operations                      3,176       2,915
                                      --------     --------
     Operating revenue                  23,447      22,503
                                      --------     --------

COSTS AND EXPENSES:
   Water utility operations             14,065      13,882
   Other operations                      2,911       3,177
                                      --------     --------
     Operating expenses                 16,976      17,059
                                      --------     --------

OPERATING INCOME                         6,471       5,444
                                      --------     --------

OTHER INCOME AND (EXPENSE):
   Interest expense                    (3,062)       (2,929)
   Construction interest capitalized      362           103
   Preferred dividends and minority
    interest of subsidiaries              (37)          (40)
   Other net                              179           107
                                      --------     --------
                                       (2,558)       (2,759)
                                      --------     --------

EARNINGS BEFORE INCOME TAXES
 AND GAINS FROM SALES OF PROPERTIES     3,913         2,685

Income Taxes                            1,353           953
                                      --------     --------

EARNINGS:
   Before Gains from Sales of
     Properties                         2,560         1,732
   Gains from Sales of Properties           -             6
                                      --------     --------

Income from Continuing Operations       2,560         1,738
Loss from Discontinued Operations           -          (293)
                                      --------     --------

NET INCOME                            $ 2,560       $ 1,445
                                   ===========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING    #8,228        #7,233

EARNINGS PER COMMON SHARE:
  Before Gains from Sales             $  0.31       $  0.24
  Total                               $  0.31       $  0.24
  Discontinued Operations             $    -        $ (0.04)
                                      --------     --------

TOTAL                                 $  0.31       $  0.20
                                   ===========   ==========

Dividends Declared per Common Share   $  0.29       $ 0.285
                                   ===========   ==========


                              See attached notes.

                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                (In Thousands)
                                  (Unaudited)

                                PART I  ITEM I


                                        Six Months Ended
                                            June 30,
                                       1994           1993
                                       -----          -----

OPERATING ACTIVITIES:

NET INCOME                            $ 3,691       $ 3,282

ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES:
   Depreciation and amortization        4,342         3,977
   Deferred income taxes and investment
     tax credits                        1,212         4,040
   Gains on sales of properties            -          (874)
   Change in assets and liabilities:
   (Increase) decrease in accounts
     receivable and unbilled
     revenue                           (2,432)       (1,757)
   (Increase) decrease in inventories    (687)          (47)
   Decrease in prepaid expenses         2,582         1,598
   Decrease in accounts payable and
    accrued expenses                   (3,379)         (811)
   Change in other assets, net of
    change in other liabilities        (1,460)       (4,324)
   Change in other assets, net of
    change in other liabilities of
    continuing operations                 (56)         (422)
                                      --------     --------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            3,813         4,662
                                      --------     --------

INVESTING ACTIVITIES:

Capital expenditures                  (16,971)      (11,701)
Decrease in funds restricted
 for construction activity              3,300         2,158
Increase (decrease) in construction
  accounts payable                        205          (582)
Net proceed from sales of properties      -           2,024
                                      --------     --------

NET CASH USED IN INVESTING
  ACTIVITIES                          (13,466)       (8,101)
                                      --------     --------









                                (continued...)


                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                (In Thousands)
                                  (Unaudited)

                                  (continued)

                                PART I  ITEM I


                                         Six Months Ended
                                              June 30,
                                       1994           1993
                                       -----         -----


FINANCING ACTIVITIES:

Net borrowing of short-term debt       9,337          5,424
Proceeds from issuance of long-term
  debt                                    -           5,429
Repayments of long-term debt            (840)        (6,953)
Proceeds from issuance of stock        2,070          2,314
Advances and contributions in aid of
 construction, net of repayments       1,916          1,836
Deferred taxes paid by developers on
  advances and contributions in aid of
  construction                          (305)          (234)
Cash dividends paid                   (4,726)        (4,142)
                                     ---------    ---------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           7,452          3,674
                                     ---------    ---------

Net increase (decrease) in cash
  and cash equivalents                 (2,201)          235
Cash and cash equivalents at
  beginning of year                     4,993         1,768
                                     ---------    ---------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                          $  2,792      $  2,003
                                   ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION FROM CONTINUING OPERATIONS:
 Cash paid during the period for:
   Interest (net of amounts
    capitalized)                     $  5,158       $ 5,627
   Income taxes                      $  1,056       $ 1,600

NON-CASH INVESTING AND FINANCING
   ACTIVITIES FOR THE YEAR:
   Property advanced or contributed  $    466       $    99





                              See attached notes.

                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 JUNE 30, 1994

                                PART I  ITEM 1


A.          PREPARATION OF FINANCIAL STATEMENTS

            The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures which are made are adequate to make the information presented not misleading, particularly when read in conjunction with the financial statements and notes thereto included in the registrants' latest annual report on Form 10-K. In management's opinion, the attached interim financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented.

B.          EARNINGS PER SHARE

            Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 2,251 in 1994 and 2,037 in 1993.

C.          DISPOSITIONS

            On January 13, 1993, the Company sold the Bourbonnais wastewater collection operation of Consumers Illinois Water Company to the Village of Bourbonnais for a gain net of taxes approximately $847,000. The operation generated $1.1 million in revenues and had 5,007 customers in 1992.

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

E.          DISCONTINUED OPERATIONS

            On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England, Inc. (Burlington), and to concentrate its efforts on its water resource management business. A reserve of $5.3 million was established in 1993. Burlington had losses aggregating $1.8 million from December 31, 1989, through September 30, 1993. On July 8, 1994, substantially all the assets of Burlington were sold. Management expects the reserve taken in 1993 to be adequate to cover the loss from the sale.
            The operating results of Burlington, prior to the date of discontinuance, are shown under discontinued operations in the Company's consolidated statements of income. All of the financial statements of prior periods have been restated to reflect the discontinuance of Burlington's operations.



                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                 June 30, 1994

                                PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF
OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at June 30, 1994 and the results of its operations for the three months and six months then ended as compared to the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures in the first half of 1994 totaled $15.1 million, net of contributions and advances, the majority of which relates to the Company's utility subsidiaries. Projects include $3.4 million spent on a new water treatment plant in Pennsylvania estimated to cost $16 million when completed in 1995, $1.2 million spent on a disinfection facility in Maine, which was completed in May of 1994 at a total cost of $3.9 million, and other smaller projects throughout the Company.

The Company expects capital expenditures for 1994 through 1996 to be approximately $116 million, net of contributions and advances. Almost 45% of these expenditures are required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA) and other regulations. The new $16 million treatment plant and transmission main, which is under construction in Pennsylvania, is required by State regulations under the SDWA.

The Company's water utility subsidiaries plan to file cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. To support these capital expenditures over the next three years, some subsidiaries will be required to file for large percentage rate increases principally due to the significant capital expenditures resulting from compliance with the SDWA and the CWA.

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during the first half of 1994.

Cash was generated from:
                            Dollars in millions

            Net income, depreciation
              and deferred taxes           $9.2
            Net increase in short-term debt 9.3
            Common stock issued             2.1
            Decrease in funds
               restricted for
               construction                 3.3
                                        --------
            Total Cash Generated         $ 18.5
                                        ========

Cash was used:

            Repay longer-term debt     $  (0.8)
            Pay dividends                 (4.7)
            Capital expenditures,
              net of CIAC                (15.1)
            Net change in working
              capital                     (5.4)
            Other                         (0.1)
                                        --------

            Total Cash Used             $ (26.1)
                                        ========

Cash decreased $2.2 million from year end, 1993, as the Company used the remaining proceeds from the sale of Washington Court House in December, 1993. This, along with the increase in short-term debt, helped fund capital expenditures.

Financing and Capitalization

Water utilities will require higher equity ratios to maintain current debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these

                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                 June 30, 1994

                                PART I - ITEM 2
                                 (continued..)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF
OPERATIONS

requirements. This coupled with the size of the 1994 through 1996 capital expenditure program makes it likely that the Company will return to the equity market again in the next three years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-6 million range. As of December 31, 1993, the Company had unused lines of credit available of over $82 million. In addition, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations. The $16 million project in Pennsylvania mentioned above is being financed in large part with $14 million of 6.375% tax-exempt bonds issued on behalf of Roaring Creek Water Company in October of 1993.

Discontinued Operations

On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England, Inc., and to concentrate its efforts on its water resource management business. A reserve of $5.3 million was established in 1993. On July 8, 1994, substantially all the assets of Burlington were sold. Management expects the reserve taken in 1993 to be adequate to cover the loss from the sale. The operating results of Burlington, prior to the date of discontinuance, are shown under discontinued operations in the Company's consolidated statements of income. All of the financial statements of prior periods have been restated to reflect the discontinuance of Burlington's operations.

Acquisitions and Dispositions

Over the past five years, the Company has acquired seven water systems. Although the Company currently has no material acquisitions pending, management anticipates continuing the acquisition policy of recent years.

Other

In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary Ohio Water's water treatment plants. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated OWS's water supply. The cleanup has been completed at a total cost of approximately $900,000. Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Ohio Water's efforts to obtain such recovery, Management believes that is probable that Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

RESULTS OF OPERATIONS

FIRST HALF, 1994 VERSUS FIRST HALF, 1993

UTILITY REVENUE

Utilities revenues increased $750,000 or 2.0% compared to the first half of 1993 due to $1,186,000 in rate increases and $676,000 primarily from increased consumption due to a dry spring throughout the Company's service areas. These increases were offset by the loss of $1,112,000 in revenue from the Washington Court House Division of Ohio Water Service Company, which was sold in December, 1993. During 1994, the Company has settled nine rate cases with total annual revenues of $4.4 million. Currently, there are two rate cases pending in which nearly $3.5 million in additional revenue was sought. The Company's water utility subsidiaries plan to file for additional cases in 1994 in three jurisdictions timed to seek recovery of and return on funds used to finance its large capital expenditure programs.

UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately $767,000, or 2.8%. Increased depreciation and property taxes due to increased plant balances, and other normal expense increases were partially offset by the reduction in expenses of $977,000 due to the sale of Washington Court House.



                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                 June 30, 1994

                                PART I - ITEM 2
                                 (continued..)

RESULTS OF OPERATIONS

FIRST HALF, 1994 VERSUS FIRST HALF, 1993 (CONT.)

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenue increased by $73,000, or 1.3%, due to increased sales at C/P Utility Services. Other operating expenses are down $298,000, or 5.0%, compared to the first quarter of 1993, due to the partial reversal of the additional accrual of $300,000 taken on the Company's self-insured health plan in 1993. Health insurance claims have returned to normal levels in 1994, allowing this reversal.

OTHER

Construction interest capitalized is up $507,000 due to the new water treatment plant being constructed in Pennsylvania and to an adjustment to the capitalized interest of a major plant expansion in Ohio, which was completed in 1993.

Income taxes are up $133,000 due to higher pre-tax income in 1994.

SECOND QUARTER, 1994 VERSUS SECOND QUARTER, 1993

UTILITY REVENUE

Utility revenues increased $683,000, or 3.4%, for the three months ended June 30, 1994, as compared to the same period in 1993, due primarily to $704,000 in rate increases and $562,000 in increased consumption due to a dry spring throughout the Company's service areas. These increases were partially offset by the loss of revenue from the Washington Court House division of Ohio Water Service of $583,000 following its sale.

UTILITY OPERATING EXPENSES

Water utility operating expenses have increased approximately $183,000 in the three months ended June 30, 1994, as compared to the same period in 1993. Increased depreciation and property taxes due to increased plant balances and increased health insurance costs were partially offset by the reduction in expenses of $494,000 due to the sale of the Washington Court House division.

OTHER OPERATIONS - REVENUES EXPENSE

Other operating revenue increased by $261,000, or 9.0%, due to increased sales at C/P Utilities. Other operating expenses are down $266,000, or 8.4%, due to a partial reversal of the additional accrual of $300,000 taken on the Company's self insured health insurance plan in June of 1993. Health insurance claims have returned to normal levels in 1994, allowing this reversal.

OTHER

Income taxes were up $400,000 due to higher pre-tax income in the second quarter of 1994 compared to the second quarter of 1993.


                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                 JUNE 30, 1994

                                    PART II

ITEM 4.SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      Election of Directors

      At the Annual Meeting of Shareholders held in South Portland, Maine on May 4, 1994, the shareholders of the Company elected the following directors until the 1995 Annual Meeting and until their successors are elected and qualified, each receiving the vote of the holders of the Company's outstanding common and preferred shares, voting as one class, as follows:



                        -----SHARES VOTED----   BROKER
                        FOR   AGAINST W/HELD  NON-VOTES

Claudio Elia          6,342,165 ---   44,330     ---
David R. Hastings II  6,350,327 ---   36,167     ---
Peter L. Haynes       6,352,017 ---   34,477     ---
Jack S. Ketchum       6,352,343 ---   34,152     ---
John E. Menario       6,350,771 ---   35,724     ---
Jane E. Newman        6,342,387 ---   44,108     ---
John E. Palmer, Jr.   6,353,012 ---   33,483     ---
Elaine D. Rosen       6,342,316 ---   44,179     ---
William B. Russell    6,351,714 ---   44,179     ---
John H. Schiavi       6,349,879 ---   36,616     ---
John W. L. White      6,345,656  ---  40,839     ---

      No existing director's term of office continued after the meeting. There was no solicitation in opposition to management's nominees and all nominees were elected without contest.

Item 6.Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1 Non-competition and Consulting Agreement between consumers Water Company and John H. Schiavi dated March 28, 1983, incorporated by reference to Exhibit 10.1 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.2 Consumers Water Company 1988 Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.3 Consumers Water Company 1993 Incentive Stock Option Plan, incorporated by reference to Appendix B to Definitive Proxy Statement Dated April 5, 1993.

10.4 Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan A, incorporated by reference to Exhibit 10.5.2 to Consumers Water Company's Annual Report on Form 10-K for th eyear ended December 31, 1991.

10.5 Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan B, incorporated by reference to Exhibit 10.5.3 to Consumers Water to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.6  Letter Agreement between Consumers Water Company and Anjou
      International Company dated February 9, 1986, incorporated by reference to Exhibit 10.6 to Consumers Water Company's Registration Statement on Form S-2 (No. 33-41113), filed with the Securities and Exchange Commission on June 11, 1991.



                   CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                 JUNE 30, 1994

                                    PART II



10.7 Assignment of Rights under February 7, 1986, Agreement between Consumers Water Company and Anjou International Company to Compagnie Generale des Eaux, dated November 12, 1987, incorporated by reference to Exhibit 10.7 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.8 Form of Indemnification Agreement entered in to between Consumers Water Company and each of its current directors and executive officers, is submitted herewith as Exhibit 10.8.

10.9 Employment Agreement between Peter L. Haynes and Consumers Water Company dated July 13, 1992, incorporated by reference to Exhibit 10.11 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

      (b)  Reports on Form 8-K.

      No reports on Form 8-K have been filed during the quarter ended June 30, 1994.





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       CONSUMERS WATER COMPANY
                                                             (Registrant)




- - -----------------------------------------------------------------------------
       Date                                                    Peter L. Haynes
                                                       Chief Executive Officer




- - -----------------------------------------------------------------------------
      Date                                                      John F. Isacke
                                                       Chief Financial Officer

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       CONSUMERS WATER COMPANY
                                                             (Registrant)



8/11/94                                                   /s/ Peter L. Haynes
- - -----------------------------------------------------------------------------
       Date                                                    Peter L. Haynes
                                                       Chief Executive Officer



08/11/94                                                    /s/ John F. Isacke
- - -----------------------------------------------------------------------------
      Date                                                      John F. Isacke
                                                       Chief Financial Officer