Form 10-Q
period 1994-09-30
CONSUMERS WATER CO
filed 1994-11-10
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1994

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to

                       Commission File Number 0-493


                          CONSUMERS WATER COMPANY


          (Exact name of registrant as specified in its Charter)

          Maine                           01-0049450
(State or other jurisdiction of    (I.R.S. Employer Identi-
incorporation or organization)      identification number)

Three Canal Plaza, Portland, ME            04101
(Address of principal executive    (Zip Code)
 offices

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

The number of common shares of Consumers Water Company outstanding as of October 28, 1994 was 8,214,341.






                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                               PART I  ITEM I

                              September 30,    December 31
                                  1994              1993
                              ------------------------------
                                 (Unaudited)
ASSETS
Property, Plant and Equipment,
at cost:
   Water utility plant, in service   $390,919     $360,115
   Less: Accumulated depreciation      67,852       63,579
                                    ----------    ---------
                                      323,067      296,536
                                    ----------    ---------
   Other subsidiaries                   1,905        1,710
   Less: Accumulated depreciation       1,060          881
                                    ----------    ---------
                                          845          829
                                    ----------    ---------

   Construction work in progress       17,847       20,180
                                    ----------    ---------
     Net property, plant and
        equipment                     341,759      317,545
                                    ----------    ---------
Assets of discontinued operations net of
liabilities                               780        1,308
Investments, at cost                    2,086        2,044
                                    ----------    ---------
Current Assets:
   Cash and cash equivalents            2,464        4,993
   Accounts receivable, net of
     reserves of $881 in
     1994 and $798 in 1993             11,615       10,171
   Unbilled revenue                     8,914        6,649
   Inventories                          2,235        1,793
   Prepayments and other                2,764        6,524
                                    ----------    ---------
     Total current assets              27,992       30,130
                                    ----------    ---------
Other Assets:
   Funds restricted for
      construction activity             4,114        9,508
   Deferred charges and other assets   12,213       11,122
                                    ----------    ---------
                                       16,327       20,630
                                    ----------    ---------
                                   $  388,944    $ 371,657
                                    ==========    =========

                            See attached notes.

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)

                               PART I  ITEM I

                                September 30,  December 31,
                                    1994          1993
                                -------------- ------------
                                 (Unaudited)



SHAREHOLDERS' INVESTMENT
AND LIABILITIES

Capitalization:
   Common Stock, $1 par value
   Authorized: 15,000,000 shares
     Issued: 8,209,624 shares in 1994 and
                8,041,369 in 1993     $  8,210    $  8,041
   Amounts in excess of par value       67,354      64,662
   Reinvested earnings                  26,441      24,235
                                       -------     --------
     Common shareholders' investment   102,005      96,938
                                       -------     --------
   Preferred shareholders' investment    1,069       1,069
   Minority interest                     2,221       2,240
   Long-term debt                      121,269     124,050
                                       -------     --------
     Total capitalization              226,564     224,297
                                       -------     --------
Contributions in Aid of Construction    58,947      54,045
                                       -------     --------
Current Liabilities:
   Notes payable                        33,545      19,676
   Sinking fund requirements and
     current maturities                  2,508         930
   Accounts payable                      3,680       6,052
   Accrued taxes                         3,929       6,662
   Accrued interest                      2,918       3,318
   Accrued expenses and other            9,273      11,011
                                      --------     --------
    Total current liabilities           55,853      47,649
                                      --------     --------
Commitments and Contingencies

Deferred Credits:
   Customers' advances for construction 22,075      21,338
   Deferred income taxes                20,444      19,183
   Unamortized investment tax credits    5,061       5,145
                                       -------     --------
                                        47,580      45,666
                                       -------     --------
                                      $388,944    $371,657
                                       =======     ========
Book Value Per Share of Common Stock  $  12.43   $   12.05
                                       =======     ========

                             See attached notes.

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands Except Per Share Amounts)
                                 (Unaudited)

                               PART I  ITEM I
                                        Nine Months Ended
                                September 30,    September 30,
                                    1994             1993
                                --------------   ---------------
Revenue and Sales:
   Water utility operations           $60,069      $59,361
   Other operations                     9,364        8,600
                                      --------     --------
     Operating revenue                 69,433       67,961
                                      --------     --------
Costs and Expenses:
   Water utility operations            42,389       41,062
   Other operations                     9,011        8,767
                                      --------     --------
     Operating expenses                51,400       49,829
                                      --------     --------
Operating Income                       18,033       18,132
                                      --------     --------
Other Income and (Expense):
   Interest expense                    (9,175)      (8,722)
   Construction interest capitalized    1,133          382
   Preferred dividends and minority
    interest of subsidiaries             (106)        (117)
   Other net                              723          406
                                      --------     --------
                                       (7,425)      (8,051)
                                      --------     --------
Earnings before Income Taxes and Gains from
 Sales of Properties                   10,608       10,081
Income Taxes                            3,625        3,487
                                      --------     --------
Earnings:
   Before Gains from Sales of
      Properties                        6,983        6,594
   Gains from Sales of Properties          -           868
                                      --------     --------
Income from Continuing Operations       6,983        7,462
Loss from Discontinued Operations          -        (4,984)
                                      --------     --------
Net Income                            $ 6,983      $ 2,478
                                      ========     ========
Weighted Average Shares Outstanding    #8,137       #7,233

Earnings per Common Share:
  Before Gains from Sales             $  0.85      $  0.91
  Total                               $  0.85      $  1.03
  Discontinued Operations             $    -       $ (0.69)
                                      --------     --------
Total                                 $  0.85      $  0.34
                                      ========     ========
Dividends Declared per Common Share   $  0.875     $ 0.860
                                      ========     ========
                             See attached notes.

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands Except Per Share Amounts)
                                 (Unaudited)

                               PART I  ITEM I

                                    Three Months Ended
                                 September 30,    September 30,
                                     1994              1993
                                 --------------    ------------
Revenue and Sales:
   Water utility operations           $21,553      $21,595
   Other operations                     3,617        2,926
                                      --------     --------
     Operating revenue                 25,170       24,521
                                      --------     --------
Costs and Expenses:
   Water utility operations            14,200       13,640
   Other operations                     3,397        2,855
                                      --------     --------
     Operating expenses                17,597       16,495
                                      --------     --------
Operating Income                        7,573        8,026
                                      --------     --------
Other Income and (Expense):
   Interest expense                    (3,176)      (2,840)
   Construction interest capitalized      352          108
   Preferred dividends and minority
    interest of subsidiaries              (44)         (45)
   Other net                              400          177
                                      --------     --------
                                       (2,468)      (2,600)
                                      --------     --------
Earnings before Income Taxes and
Gains from
 Sales of Properties                    5,105        5,426

Income Taxes                            1,813         1,808
                                      --------     --------
Earnings:
   Before Gains from Sales of
     Properties                         3,292        3,618
   Gains from Sales of Properties       -               (5)
                                      --------     --------
Income from Continuing Operations       3,292        3,613
Loss from Discontinued Operations           -       (4,417)
                                      --------       --------
Net Income                            $ 3,292     $  (804 )
                                      ========       ========
Weighted Average Shares Outstanding    #8,184       #7,284

Earnings per Common Share:
  Before Gains from Sales             $  0.40      $  0.50
  Total                               $  0.40      $  0.50
  Discontinued Operations             $  -         $ (0.61)
                                      --------     --------
Total                                 $  0.40      $ (0.11)
                                      ========     ========
Dividends Declared per Common Share   $  0.295     $ 0.290
                                      ========     ========

                             See attached notes.

                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (In Thousands)
                                  (Unaudited)

                                 PART I  ITEM I


                                       Nine Months Ended
                                 September 30,    September 30,
                                     1994             1993
                                 -------------    -------------
Operating Activities:

Net income                            $ 6,983      $ 2,478
Adjustments to reconcile net income   --------     --------
 to net cash provided by operating
 activities:
   Depreciation and amortization        6,816        5,668
   Deferred income taxes and investment
     tax credits                        1,832        3,847
   Gains on sales of properties            -         (870)
   Change in assets and liabilities:
   Increase in accounts receivable
     and unbilled revenue              (3,709)      (1,466)
   Increase in inventories               (442)         (28)
   Decrease in prepaid expenses         3,760        2,722
   Decrease in accounts payable and
    accrued expenses                   (3,836)      (2,033)
   Change in other assets, net of change
    in other liabilities               (1,947)      (4,501)
   Change in other assets, net of change
    in other liabilities of continuing
    operations                            528       1,165
                                     ---------     --------
Net cash provided by operating
  activities                            9,985       6,982
                                     ---------     --------
Investing activities:

Capital expenditures                  (29,306)     (21,332)
Decrease in funds restricted
 for construction activity              5,394        3,187
Decrease in construction
  accounts payable                     (1,073)        (804)
Net proceeds from sales of properties     -          2,024
                                      --------      -------
Net cash used in investing
  activities                          (24,985)      (16,925)
                                      ---------     --------








                                 (continued...)
                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (In Thousands)
                                  (Unaudited)

                                  (continued)

                                 PART I  ITEM I

                                       Nine Months Ended
                                 September 30,    September 30,
                                     1994              1993
                                 --------------    ------------

Financing activities:

Net borrowing of short-term debt      13,869        22,891
Proceeds from issuance of
  long-term debt                          53         5,429
Repayments of long-term debt          (1,256)      (20,240)
Proceeds from issuance of stock        2,860         3,223
Advances and contributions in aid of
 construction, net of repayments       4,710         3,841
Deferred taxes paid by developers
  on advances and contributions in
  aid of construction                   (655)         (342)
Cash dividends paid                   (7,110)       (6,229)
Net increase in short-term debt
  and long-term debt of
  discontinued operations                  0         1,715
                                     ---------    ---------
Net cash provided by financing
  activities                           12,471       10,288
                                     ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                 (2,529)         345
Cash and cash equivalents
  at beginning of year                  4,993        1,768
                                     ---------    ---------
Cash and cash equivalents at
  end of period                      $  2,464     $  2,113
                                     =========    =========
Supplemental disclosures of cash flow
  information from continuing operations:
 Cash paid during the period for:
   Interest (net of amounts
   capitalized)                      $  8,260      $ 8,558
   Income taxes                      $  2,352      $ 2,345

Non-cash investing and financing
   activities for the year:
   Property advanced or contributed  $    929      $    606





                              See attached notes.

                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1994

                                 PART I  ITEM 1


A.               PREPARATION OF FINANCIAL STATEMENTS

                 The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures which are made are adequate to make the information presented not misleading, particularly when read in conjunction with the financial statements and notes thereto included in the registrants' latest annual report on Form 10-
                 K. In management's opinion, the attached interim financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments made were of a normal and recurring nature.

B.               EARNINGS PER SHARE

                 Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 2,420 in 1994 and 5,229 in 1993.

C.               DISPOSITIONS

                 On January 13, 1993, the Company sold the Bourbonnais wastewater collection operation of Consumers Illinois Water Company to the Village of Bourbonnais for a gain, net of taxes, of approximately $847,000. The operation generated $1.1 million in revenues and had 5,007 customers in 1992.

D.               COMMITMENTS AND CONTINGENCIES

                 In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated Ohio Water's water supply. The cleanup has been completed at a total cost of approximately $900,000. Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Ohio Water's efforts to obtain such recovery, Management believes that it is probable that Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

E.               DISCONTINUED OPERATIONS

                 On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England, Inc. (Burlington,) and to concentrate its efforts on its water resource management business. A reserve of $5.3 million was established in 1993. Burlington has had losses aggregating $1.8 million from December 31, 1989, through September 30, 1993. On July 8, 1994, Burlington was sold. Management expects the reserve taken in 1993 to be adequate to cover the loss from the sale. The operating results of Burlington, prior to the date of discontinuance, are shown under discontinued operations in the Company's consolidated statements of income. All of the financial statements of prior periods have been restated to reflect the discontinuance of Burlington's operations.

                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                               September 30, 1994

                                PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at September 30, 1994 and the results of its operations for the nine months and three months then ended as compared to the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures in the first nine months of 1994 totaled $24.6 million, net of contributions and advances, the majority of which relates to the Company's utility subsidiaries. Projects include $5.1 million spent on a new water treatment plant in Pennsylvania estimated to cost $16 million when completed in 1995, $1.2 million spent on a disinfection facility in Maine, which was completed in May of 1994 at a total cost of $3.7 million, $1.7 million in improvements to a waste water treatment plant in Illinois expected to be completed later this year at a total cost of $1.9 million, and other smaller projects throughout the Company.

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

The Company's water utility subsidiaries plan to file cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. To support these capital expenditures over the next three years, some subsidiaries will be required to file for large percentage rate increases principally due to the significant capital expenditures resulting from compliance with the SDWA and the CWA. Given these large rate increases, Management expects that it will become increasingly difficult to get rates in place on a timely basis.

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during the nine months of 1994.

Cash was generated from:
                            Dollars in millions

           Operating activities              $15.6
           Net increase in short-term debt    13.9
           Common stock issued                 2.9
           Decrease in funds restricted for
              construction                     5.4
                                             --------
           Total Cash Generated              $ 37.8
                                             ======
Cash was used:

           Repay long-term debt              $  (1.3)
           Pay dividends                        (7.1)
           Capital expenditures, net of CIAC   (24.6)
           Net change in working capital        (4.2)
           Other                               (  .6)
                                              ---------
           Total Cash Used                   $  37.8
                                              =========

Cash decreased $2.5 million from year end, 1993, as the Company used the proceeds from the sale of theWashington Court House District of Ohio Water Service in December, 1993. This, along with the increase in short-term debt, helped fund capital expenditures.

Water utilities will require higher equity ratios to maintain current debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these

                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                               September 30, 1994

                                PART I   ITEM 2
                                 (continued..)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

requirements. This coupled with the size of the 1994 through 1996 capital expenditure program makes it likely that the Company will return to the equity market again in the next three years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until the subsidiaries' short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-6 million range. As of September 30, 1994, the Company had unused lines of credit available of over $58 million. In addition to the short-term debt, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations. The $16 million project in Pennsylvania mentioned above is being financed in large part with $14 million of 6.375% tax-exempt bonds issued on behalf of Roaring Creek Water Company in October of 1993.

Discontinued Operations

On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England, Inc., and to concentrate its efforts on its water resource management business. A reserve of $5.3 million was established in 1993. On July 8, 1994, Burlington was sold. The reserve taken in 1993 is expected to be adequate to cover the loss from the sale. The operating results of Burlington, prior to the date of discontinuance, are shown under discontinued operations in the Company's consolidated statements of income. All of the financial statements of prior periods have been restated to reflect the discontinuance of Burlington's operations.

Acquisitions and Dispositions

In September, 1994, the Company, through its subsidiary Roaring Creek Water Company, acquired the assets of the Ralpho Township Municipal Authority Water System for $1.4 million.

Over the past five years, the Company has acquired seven water systems. Although the Company currently has no material acquisitions pending, management anticipates continuing the acquisition policy of recent years.

In October, 1994, the Damariscotta Divison of Consumers Maine Water Company was taken by the local communities by eminent domain for approximately
$600,000 or 85% of rate base. Consumers Maine Water plans to challenge the purchase price in court. The Damariscotta Division had approximately
600 customers. The Company has sold four divisions with customers totaling approximately 15,000 taken under threat of eminent domain in the last four years. The gain on these sales totaled almost $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

Other

In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated OWS's water supply. The cleanup has been completed at a total cost of approximately $900,000. Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Ohio Water's efforts to obtain such recovery, Management believes that it is probable that Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

RESULTS OF OPERATIONS

Nine Months, 1994, versus Nine Months, 1993

UTILITY REVENUE

Utilities revenues increased $708,000 or 1.2% compared to the first nine months of 1993 primarily due to $2,411,000 in rate increases, $43,000 from acquisitions, and $42,000 primarily from increased consumption due to a dry spring offset by a wet summer in some of the Company's service areas. These increases were offset by the loss of $1,788,000 in revenue from the Washington Court House Division of Ohio Water Service Company, which was sold in December, 1993. During 1994, the Company has settled ten rate cases providing additional annual revenues of $5.6 million. Currently, there are two rate cases pending in which over $6.0 million in additional revenue is sought. The Company's water utility subsidiaries plan to file for one additional case in 1994 timed to seek recovery of and return on funds used to finance its large capital expenditure programs.



                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                               September 30, 1994

                                PART I    ITEM 2
                                 (continued..)


UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately $1,327,000, or 3.2%. Increased depreciation and property taxes due to increased plant balances, increased labor expense due in part to increased overtime needed to repair main breaks, which were caused by the cold weather early in the year and increased health insurance costs were partially offset by the reduction in expenses of $1,294,000 due to the sale of Washington Court House.

RESULTS OF OPERATIONS

Nine Months, 1994 versus Nine Months, 1993 (cont.)

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenue increased by $764,000, or 8.9%, due to increased sales at C/P Utility Services. Other operating expenses are up $244,000, or 2.8%, compared to the first nine months of 1993, increased expenses at C/P are somewhat offset by the reversal of the additional accrual of $300,000 taken on the Company's self-insured health plan in 1993. Health insurance claims have returned to normal levels in 1994, allowing this reversal. C/P Utilities was awarded contracts from the City of New York for $10.7 million in meter installation projects in June, 1993. These projects will be completed in late 1994 or early 1995. C/P will have additional opportunities to bid on New York City meter installation projects in the future. Future revenue levels will depend, in part, on C/P's success in this bidding process.

Construction interest capitalized is up $751,000 due to the new water treatment plant being constructed in Pennsylvania and to an adjustment to the capitalized interest of a major plant expansion in Ohio, which was completed in 1993.

Income taxes are up $138,000 due to higher pre-tax income in 1994.

Third Quarter, 1994 versus Third Quarter, 1993

UTILITY REVENUE

Utility revenues decreased $42,000, for the three months ended September 30, 1994, as compared to the same period in 1993, due primarily to $634,000 in decreased consumption due to a wet summer in some of the Company's service areas and the loss of revenue from the Washington Court House division of Ohio Water Service of $676,000 following its sale, offset by $1,225,000 in rate increases.

UTILITY EXPENSE

Water utility operating expenses have increased approximately $560,000 in the three months ended September 30, 1994, as compared to the same period in 1993. Increased depreciation and property taxes due to increased plant balances were partially offset by the reduction in expenses of $317,000 due to the sale of the Washington Court House division.

OTHER OPERATING REVENUES AND EXPENSES

Other operating revenue increased by $691,000, or 23.6%, due to increased meter installations by C/P Utilities. Other operating expenses are up $542,000, or 19.0%, due primarily to increased expenses at C/P Utilities, which are in line with increased sales. C/P Utilities was awarded contracts from the City of New York for $10.7 million in meter installation projects in June, 1993. These projects will be completed in late 1994 or early 1995. C/P will have additional opportunities to bid on New York City meter installation projects in the future. Future revenue levels will depend on C/P's success in this bidding process.

                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                               September 30, 1994

                                    PART II

Item 1.   Legal Proceedings

     On September 14, 1994, the Penobscot Indian Nation filed a Complaint in the United States District Court for the District of Maine naming Key
Bank of Maine, Consumers Water Company, SHC Corporation, Burlington Homes of New England, Inc., Bernstein, Shur, Sawyer & Nelson, P.C., John H. Schiavi, John Palmer, Palmer Management Company and Palmer Development Company as defendants. The suit commenced by the Complaint arises out of the 1986 acquisition of the assets of SHC Corporation, then a subsidiary of Consumers Water Company, by Schiavi Homes, a Maine limited partnership in which the Penobscot Indian Nation held a 90% limited partnership interest. Burlington Homes of New England, Inc. is a current subsidiary of Consumers Water Company, and John H. Schiavi is a Director of Consumers Water
Company.

     The Complaint alleges, among other things, that one or all of the defendants defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations. The Complaint also alleges that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") in connection with the sale of Schiavi Homes. The Complain seeks to nullify the acquisition, actual damages in the amount of approximately $5,200,000, punitive damages, and treble damages
under RICO.   Consumers has answered the Complain denying any liability, and discovery in the case has commenced.

     John Schiavi, as a Director of Consumers Water Company, is a party to an Indemnification Agreement with the Company providing him with indemnification to the fullest extent of Maine law in connection with any suit or proceeding brought against him by reason of the fact that he is or was a Director of Consumers Water Company. As a result, Mr. Schiavi may be entitled to indemnification and, upon receipt by the Company of a written commitment to repay such amounts if it is later determined that he is not entitled thereto, may be entitled to receive an advance of expenses in this matter. The Company has not determined if Mr. Schiavi is entitled to indemnification or the advancement of expenses under his Indemnification Agreement.

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


                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                 September 30, 1994

                                    PART II



10.7 Assignment of Rights under February 7, 1986, Agreement between Consumers Water Company and Anjou International Company to Compagnie Generale des Eaux, dated November 12, 1987, incorporated by reference to Exhibit 10.7 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.8 Form of Indemnification Agreement entered in to between Consumers Water Company and each of its current directors and executive officers, is incorporated by reference to Exhibit 10.8 to Consumers Water Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1994.

10.9 Employment Agreement between Peter L. Haynes and Consumers Water Company dated July 13, 1992, incorporated by reference to
           Exhibit 10.11 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the quarter ended September 30, 1994.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CONSUMERS WATER COMPANY
                              (Registrant)


                                          /s/  Peter L. Haynes
- ----------------------             ---------------------------------------
       Date                                    Peter L. Haynes
                                               Chief Executive Officer


                                          /s/  John F. Isacke
- -----------------------            ----------------------------------------
      Date                                     John F. Isacke
                                               Chief Financial Officer


                    CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                 September 30, 1994

                                    PART II

Exhibit Index

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

10.8 Form of Indemnification Agreement entered in to between Consumers Water Company and each of its current directors and executive officers, is incorporated by reference to Exhibit 10.8 to Consumers Water Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1994.

10.9 Employment Agreement between Peter L. Haynes and Consumers Water Company dated July 13, 1992, incorporated by reference to
           Exhibit 10.11 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.