Form 10-K
CONSUMERS WATER CO
filed 1995-03-24
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994
                                    OR

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

     The aggregate market value of all voting shares held by non-affiliates as of March 22, 1995 was $127,058,212.
     As of March 22, 1995, there were 8,331,686 Common Shares outstanding.

Documents Incorporated by Reference
     The "Nominees for Election as Directors", "Other Executive Officers", "Executive Compensation," "Section 16(a) Ownership Reporting Delinquencies" and "Common Stock Ownership of Certain Beneficial Owners and Management" sections of the registrant's proxy statement for its 1995 annual meeting filed pursuant to Regulation 14A are incorporated in Part III of this Form 10-K by reference.
                                  PART I
Item 1.  Business.

     Consumers Water Company (Consumers or the Company) is a holding and management company whose principal business is the ownership and operation of water utility subsidiaries. Consumers owns directly or indirectly at least 90% of the voting stock of 9 water companies (the Consumers Water Subsidiaries) which operate 27 separate systems providing water service to approximately 221,000 customers in six states. As of July 1, 1994, Maine Water Company and Wanakah Water Company were merged into Camden & Rockland Water Company. The name of the surviving corporation was then changed to Consumers Maine Water Company. The Company also owns 100% of C/P Utility Services (C/P), a provider of technical services to utilities and other enterprises. C/P, headquartered in Hamden, Connecticut, provides services in the areas of meter services, contract operations, mechanical engineering services, corrosion engineering services, environmental engineering services and water conservation to the utility industry and certain industrial clients primarily in the northeastern United States and Florida.

     Consumers was incorporated under the laws of Maine in 1926. The address of its executive offices is Three Canal Plaza, Portland, Maine 04101, and the Company's telephone number is (207) 773- 6438.

     The Company had at December 31, 1994, subsidiaries as noted on Exhibit 21 attached hereto, the accounts of which are included in the consolidated financial statements in this report.

Consumers Water Subsidiaries

     The Consumers water subsidiaries operate 27 primary systems in six states for the collection, treatment and distribution of water for public use to residential, commercial and industrial customers to other water utilities for resale and for private and municipal fire protection purposes. In 1994, 65% of the revenue of Consumers Water subsidiaries was generated from residential accounts while sales for commercial users, industrial users and fire protection and miscellaneous uses accounted for 13%, 9% and 13% of revenues respectively. Water utility revenues for the three years ended December 31, 1994, 1993 and 1992 were $80,376,000, $78,171,000 and
$74,637,000, respectively. At December 31, 1994, the Consumers Water Subsidiaries owned in the aggregate 3,204 miles of mainline pipe of which approximately 84% was 6-inches or larger in diameter.

     Of the 27 primary systems, 14 have surface supplies (lakes, ponds and streams) as their source of supply; 11 obtain water principally or entirely from wells; and 2 purchase their supplies from adjacent systems, one of which is an affiliated utility. Less than 5% of the Consumers Water Subsidiaries' water usage is purchased from other systems. In general, the Company considers the surface and well supplies at the Consumers Water Subsidiaries to be adequate for anticipated average daily demand and normal peak demand.

     All of the systems (except one system serving solely industrial users in Ohio and a few small developer built systems in New Hampshire) provide customers with water which has been subjected to disinfection treatment and some of which has been subjected to additional treatment such as softening, sedimentation, filtration, chemical stabilization, iron and/or manganese removal and taste and odor control. Eight systems own and operate full scale water treatment plants. In addition, Consumers Illinois Water Company operates 4 wastewater treatment facilities.

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

     The following table indicates, for each of the Consumers Water Subsidiaries, the number of customers, revenues and net utility plant as of December 31, 1994:

                              Number    Number of   Utility   Net Utility
Subsidiary                  of Systems  Customers   Revenue    Plant (1)

                                                    (Dollars in Thousands)

Ohio Water Service Company      5         71,385    $26,355    $103,676
Consumers Illinois Water
   Company                      5         42,814     11,410      51,656
Inter-State Water Company       1         16,663      7,178      33,257
Shenango Valley Water
   Company(2)                   2         17,135      6,665      24,321
Roaring Creek Water Company     1         17,664      5,584      31,026
Pennsylvania Water Company      1          4,477      1,406       4,303
Garden State Water Company(3)   4         29,076     10,207      44,729
Southern New Hampshire Water
   Company                      1          7,741      5,306      31,301
Consumers Maine Water Company   7         14,211      6,265      27,873
  Inter-Company Eliminations    0              0          0        (354)
                               27        221,166    $80,376    $351,788
_________________________________
(1)  Includes construction work in progress.
(2)  Includes Masury Water Company, a wholly-owned subsidiary.
(3)  Includes Califon Water Company, a 93.2% owned subsidiary.

The properties of the Consumers Water Subsidiaries consist of transmission and distribution mains and conduits, purification plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, land, easements, rights and other facilities and equipment used for the collection, purification, storage and distribution of water. Substantially all of the property and all rights and franchises of the Consumers Water Subsidiaries are owned by the subsidiaries and are subject to liens of mortgages or indentures. For the most part, such liens are imposed to secure bonds, notes and/or other evidences of long-term indebtedness of the respective companies. Management considers that its water collection, treatment and distribution systems, facilities and properties are well maintained and structurally sound. In addition, Consumers carries replacement cost insurance coverage on substantially all of its and its subsidiaries' above-ground properties, as well as liability coverages for risks incident to their ownership and use.

Rate Regulation

  The Consumers Water Subsidiaries are subject to regulation by their respective state regulatory bodies. The state regulatory bodies have broad administrative power and authority to regulate water and other public utilities, including the power to regulate rates and charges, service and the issuance of securities. They also establish uniform systems of accounts, develop standards with respect to groundwater withdrawal rights, surface water supply, potability and adequacy of treatment, approve the terms of contracts and relations with affiliates and customers, and purchases and sales of property and loans. Maine and Illinois have laws regulating reorganizations of water and other utilities.

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

  The approximate amount of annual rate increases allowed for the last three years was $5,624,000 for 1994, $1,945,000 for 1993, and $4,698,000 for 1992,
represented by ten, five, and eight rate decisions, respectively. Included in the 1992 total is a $2.2 million rate allowance for Inter-State Water Company, received on January 8, 1992. This increase was due primarily to recovery of, and an allowance of a return on, its new $14 million water treatment plant.

  The Company currently has three rate filings pending totaling $7.3 million of requested annualized new revenue. Decisions on these cases are expected in 1995.

     Rates for some divisions of Ohio Water are fixed by negotiated agreements with the political subdivisions that are served, instead of through a filing with the Public Utility Commission of Ohio. Currently, three of the four regulated divisions of Ohio Water are operating under rate ordinances.

Water Utility Competition

     In general, the Company believes that the Consumers Water Subsidiaries have valid operating rights, free from unduly burdensome restrictions, sufficient to enable them to carry on their businesses as presently conducted. They derive their rights to install and maintain mains in streets, highways and other public places, from the acts under which they were incorporated, municipal consents and ordinances, permits granted for an indefinite period of time by states and permits from state highway departments and county and township authorities. In most instances, such operating rights are non- exclusive. In certain cases, permits from state highway departments and county and township authorities have not been received for service in unincorporated areas, but service is being rendered without assertion or lack of authority by the governmental body concerned.

     Each of the Consumers Water Subsidiaries serves an area or areas in which it is sole operator of the public water supply system. In some instances another water utility provides service to a separate and sometimes contiguous area within the same township or other political subdivision served by one of the Consumers Water Subsidiaries.

     In the states in which the operations of the Consumers Water Subsidiaries are carried on, there exists the right of municipal acquisition by one or more of the following methods: eminent domain, the right of purchase given or reserved by a municipality or other political subdivision in granting a franchise, and the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit. The price to be paid upon acquisition is usually determined in accordance with both federal law and the laws of the state governing the taking of lands or other property under eminent domain statutes; in other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or special charter. The Company has sold four divisions with customers totaling approximately 15,000 under threat of eminent domain in the last four years. The gain on those sales totaled almost $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

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

     The CWA regulates the discharge of effluents from the drinking water and wastewater treatment processes into the lakes, rivers, streams, and ground water. Eight of the systems owned by the Consumers Water Subsidiaries generate water treatment precipitate from operating conventional filtration facilities used for producing drinking water. The water treatment precipitate is a combination of silt and chemicals used in the treatment process and chemicals removed from the raw water. For each of the eight facilities, the water treatment precipitate generated from the treatment facilities is disposed of either in a storage facility such as a lagoon owned by the subsidiary, an off-site facility not owned by the subsidiary, a State approved landfill, municipal sewer system or it is used for agricultural land application. Wastewater precipitate generated from small wastewater treatment facilities in Illinois is used as a solid additive. Additional capital expenditures and operating costs in connection with the management and ultimate disposal of effluent from water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the CWA or other applicable federal or state laws.

     A small wastewater plant owned by Consumers Illinois serving the University Park area will require approximately $1.3 million of capital investment in 1995 to correct periodic excursions in discharge permit requirements. A consent decree addressing these excursions and the alleged resulting stream bed contamination is being negotiated with the Illinois Environmental Protection Agency (the IEPA).

     At Consumers Illinois, a small wastewater plant serving the Candlewick area will require approximately $3.0 million of capital investment due to periodic excursions in discharge permit requirements. The IEPA has restricted Consumers Illinois from extending its sewer lines in the Candlewick service area until the plant improvements program is complete.

     The Struthers Filtration Plant, which is operated by Ohio Water, has been disposing of treatment precipitate at an abandoned strip mine. The Ohio Environmental Protection Agency has informed Ohio Water that it must find an alternative method of disposal for the treatment precipitate. This issue is being studied and the cost for the alternative disposal method is estimated at $500,000 to $1.0 million.

     The SDWA established uniform minimum national quality standards for drinking water. The EPA regulations, promulgated pursuant to the SDWA, set standards on the amount of certain inorganic and organic chemical contaminants, microbials and radionuclides in drinking water. The 1986 amendments to the SDWA require that the EPA promulgate new primary water standards for 83 contaminants. The EPA has not met the timetable established in the amendments but is developing new water quality standards and, to date, has issued regulations on volatile synthetic organic chemicals, inorganic chemicals, surface water treatment, microbials, lead and copper. Reauthorization of the SDWA is scheduled to be taken up by Congress in 1995. Stricter drinking water standards currently under consideration may result in additional capital expenditures being required of the Company.

     The implications of the 1986 amendments to the SDWA and the EPA regulations for the Company can be analyzed by grouping contaminants into four categories: (i) microbials, (ii) radionuclides and (iii) volatile organics.

     With respect to microbials, improved disinfection and/or filtration is required under the EPA Surface Water Treatment Rule adopted pursuant to the SDWA. Necessary improvements to comply with the Surface Water Treatment Rule have been completed or are under way at a number of the Consumers Water Subsidiaries. The estimated cost for 1995 and beyond for these improvements is $22 million. Other major improvements at two water treatment plants designed to increase capacity and upgrade facilities are estimated to cost $10 million. In addition, open water storage reservoirs will have to be covered or replaced at two subsidiaries at an approximate cost of $3.5 million.

     The Disinfectants/Disinfection By-Products Rule (D/DBP) is expected to affect four Consumers Water Company operations. The cost to comply with Stage I is expected to be $5 to $7 million, and Stage II is expected to cost $2 to $6 million. The effective date for Stage I is estimated to be in early 1997.

     Based on preliminary cost estimates the proposed Enhanced Surface Water Treatment Rule (ESWTR) may cost Consumers as much as $21 million. The interim ESWTR will be promulgated about the same time as Stage I of the D/DBP Rule becomes effective.

     The EPA has not yet established the Maximum Contaminant Level (MCL) for radon in drinking water pursuant to the SDWA provisions applicable to radionuclides. The Company anticipates that the EPA will set those levels at not less than 300 pico curies/liter and has planned for capital expenditures of $5 million during the 1997 through 1999 period to treat groundwater supplies to comply with this anticipated radon standard. If the standard is set at 1,000 pico curies/liter, as proposed by an industry group, the necessary capital expenditures would be reduced to approximately $3 million.

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

     In addition to the capital expenditures and costs currently anticipated, changes in environmental regulation, enforcement policies and practices or related matters may result in additional capital expenditures and costs. Capital expenditures and costs required as a result of water quality standards and environmental requirements are normally recognized by state public utility commissions as appropriate plant additions in establishing rates.

     Water Subsidiary Information

     Consumers' five largest water subsidiaries, Ohio Water Service Company (Ohio Water), Consumers Illinois Water Company (Consumers Illinois), Garden State Water Company (Garden State), Shenango Valley Water Company, (Shenango), and Inter-State Water Company (Inter-State) accounted for approximately 77% of consolidated operating revenues of the water subsidiaries in 1994 and 73% of consolidated water utility net property, plant and equipment at December 31, 1994.

     Consumers' five largest water subsidiaries are discussed separately below.

     Ohio Water Service Company   Ohio Water is the largest of the Consumers
Water Subsidiaries, accounting for approximately 33% of the operating revenues of the water subsidiaries in 1994. As of December 31, 1994, Ohio Water operates five separate systems, four of which deliver treated water and one of which delivers partially treated water primarily to industrial customers. Ohio Water serves a number of communities in northeastern Ohio.

     The following indicates the distribution of 1994 year-end customers, revenues and net utility plant among the five districts of Ohio Water.

                         Number of   Utility  Utility Net
                         Customers   Revenue     Plant

                                   (Dollars in Thousands)

Lake Erie East District      7,644   $ 3,356   $ 9,997
Lake Erie West District     25,752     7,858    36,937
Massillon District          23,471     8,739    33,510
Struthers District          14,508     5,862    20,724
Mahoning Valley District        10       540     2,508
              Totals        71,385  $ 26,355 $ 103,676


Consumers Illinois Water Company   Consumers Illinois serves 32,707 water
customers in the City of Kankakee, Village of Bourbonnais, and a portion of the Village of Bradley, as well as unincorporated areas of Kankakee, Bourbonnais, Aroma, Limestone, and Manteno Townships, all in Kankakee County; as well as the Village of University Park and unincorporated areas of Crete and Monee Townships in Will County, and portions of Lee, Boone and Knox Counties, all in the state of Illinois.

  The Company also serves 10,107 sewer customers in the Village of University Park, portions of Crete and Monee Townships in Will County, and portions of Lee and Boone Counties, all in the state of Illinois.

  Consumers Illinois obtains its water supply for its customers in Kankakee County from the Kankakee River and satellite wells. In Will, Lee, Boone and Knox counties, its customers are supplied from deep well systems. The economy of the Company's service areas is based on agriculture and diverse light industries. Consumers Illinois' net utility plant at December 31, 1994, and utility revenues for 1994 were $51,656,000 and $11,410,000, respectively.

  Garden State Water Company    Garden State (and its 93.2% owned subsidiary,
Califon Water Company) operates three districts in New Jersey which serve 29,076 customers in territories which are not contiguous. Each district draws its water from deep high capacity wells. The Blackwood District serves a growing residential area, primarily in Camden County. The Hamilton District serves a growing residential area that also includes a small amount of light industry and agriculture, primarily in Mercer County. The Phillipsburg District serves an industrial and agricultural community and outlying municipalities, primarily in Warren County, that are experiencing modest growth. Garden State's net utility plant at December 31, 1994, and utility revenues for 1994 were $44,729,000 and $10,207,000 respectively.

     Shenango Valley Water Company    Shenango, (and its wholly-owned Ohio
subsidiary, Masury Water Company) which draws its water from the Shenango River, serve 17,135 residential, commercial, industrial and wholesale customers in the cities of Sharon and Farrell, the boroughs of Wheatland, New Wilmington and West Middlesex, and portions of Hermitage, Mercer, Pulaski and Shenango Townships, all in Pennsylvania, and Trumbull County, Ohio. The economy of the area is largely based on heavy industrial manufacturing. Shenango's net utility plant at December 31, 1994, and utility revenue for 1994 were $24,321,000 and $6,665,000 respectively.

     Inter-State Water Company Inter-State serves 16,663 residential, commercial, industrial and wholesale customers in the cities of Danville, Tilton, Westville and Catlin and the Lake Boulevard and Hooton areas in
Illinois.   Inter-State draws its water from Lake Vermilion.  Inter-State's corporate offices are located in Danville, Illinois, a city of approximately 34,000 residents, with an economy based on agriculture and heavy industrial manufacturing. Inter-State's net utility plant at December 31, 1994 and utility revenue for 1994 were $33,257,000 and $7,178,000 respectively.

Utility Services

     C/P Utility Services, Inc. (C/P) and its wholly owned subsidiary, EnviroAudit, provide services primarily in the area of meter services, contract operations, corrosion engineering services, environmental engineering services, and water conservation to the utility industry and certain industrial clients, primarily in the northeastern United States and Florida.

     C/P's services in the areas of environmental engineering and contract operations subject it to possible liability in environmentally sensitive areas such as the removal of underground storage tanks, site remediation, and environmental assessments of sites and facilities. C/P maintains professional liability insurance, with respect to the services it provides, in amounts and subject to deductibles and exclusions believed by C/P's management to be appropriate.

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

     In June, 1993, C/P was awarded three contracts to install new water meters in New York City. The total award for these three contracts is $10.7 million. These projects will be completed in the first half of 1995. C/P expects the opportunity to bid on additional New York city meter projects in early 1995.

       C/P's total revenues for the years ended December 31, 1994, 1993 and 1992 were approximately $13 million, $11 million, and $10 million, respectively. Approximately $86,000, or approximately 1%, of C/P's 1994 revenue was derived from services provided to the Consumers Water
Subsidiaries.

     Discontinued Operations

     On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England. The business was offered for sale. The estimated loss on the disposal of $5.3 million, net of taxes, of approximately $600,000 was recorded. On July 8, 1994, Burlington was sold for $378,000. The reserve taken in 1993 was adequate to cover the loss on the sale. Please see Note 11 to the Consolidated Financial Statements.

     Employees

     Consumers Water Company and its subsidiaries employed 640 people as of December 31, 1994, of which 486 were employed by the Consumers Water Subsidiaries. Non-supervisory personnel at Ohio, Shenango Valley, Consumers Illinois, Roaring Creek, Inter-State and Pennsylvania Water Companies are covered by collective bargaining agreements. Employee relations are considered by management to be satisfactory throughout the Company.

     Foreign Operations

       The Company had no foreign operations or export sales in 1994.

Item 2.  Properties.

     (a)  Description

     See Item 1. "Consumers Water Subsidiaries" for description of Consumers' principal properties and encumbrances thereon.

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

     Connecticut

     (10) C/P Utility Services Company headquartered in Hamden, Connecticut with regional offices in Massachusetts, New Jersey, and Florida.
     (11) EnviroAudit, Ltd. located in Centerbrook, Connecticut.

     New Hampshire

     (12) Southern New Hampshire Water Company located in Londonderry, New Hampshire.

     Maine

     (13) Consumers Maine Water Company with seven divisions located in Kezar Falls, Freeport, Oakland, Rockland, Skowhegan, Greenville, and Millinocket, Maine.
     (14) Consumers' corporate headquarters located in Portland, Maine.

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

     On September 14, 1994, the Penobscot Indian Nation filed a Complaint in the United States District Court for the District of Maine naming Key Bank of Maine, Consumers Water Company, SHC Corporation, Burlington Homes of New England, Inc., Bernstein, Shur, Sawyer & Nelson, P.C., John H. Schiavi, John Palmer, Palmer Management Company and Palmer Development Company as defendants. The suit commenced by the Complaint arises out of the 1986 acquisition of the assets of SHC Corporation, then a subsidiary of Consumers Water Company, by Schiavi Homes, a Maine limited partnership in which the Penobscot Indian National held a 90% limited partnership interest.
Burlington Homes of New England, Inc. is a current subsidiary of Consumers Water Company, and John H. Schiavi is a Director of Consumers Water Company.

     The Complaint alleges, among other things, that one of or all of the defendants defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations. The Complaint also alleges that the defendants violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") in connection with the sale of Schiavi Homes. The Complaint seeks to nullify the acquisition, actual damages in the amount of approximately $5,200,000, punitive damages, and treble damages under RICO. Consumers has answered the Complaint denying any liability, and discovery in the case has commenced.

     John Schiavi, as a Director of Consumers Water Company, is a party to an Indemnification Agreement with the Company providing him with indemnification to the fullest extent of Maine law in connection with any suit or proceeding brought against him by reason of the fact that he is or was a Director of Consumers Water Company. Under certain circumstances Mr. Schiavi is entitled to indemnification and, upon receipt by the Company of a written commitment to repay such amounts if it is later determined that he is not entitled thereto, may be entitled to receive an advance of expenses in connection with an indemnifiable claim.

Item 4.  Submission of Matters to a Vote of Security Holders.

                                           None.

                                  PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

     (a)  Market Information

    The common shares of Consumers are listed on the National Market System of the NASDAQ Stock Market under the symbol: CONW. The following table sets forth the high and low last sale prices for the common shares for the periods indicated, as reported by NASDAQ, together with cash dividends declared per common share.

                                                               DIVIDENDS
    Calendar Year                 HIGH         LOW             DECLARED

    1994
    First Quarter                18 1/4         16 1/2         $0.29
    Second Quarter               18 3/4         15 1/2          0.29
    Third Quarter                18             15 1/2          0.295
    Fourth Quarter               18 1/2         15 3/4          0.295
                                                               $1.17

    1993
    First Quarter                19             17             $0.285
    Second Quarter               19 3/4         17 1/4          0.285
    Third Quarter                21 1/4         18 1/2          0.29
    Fourth Quarter               21 1/4         17 1/4          0.29
                                                               $1.15

          (b)            Holders

   As of March 22, 1995, there were approximately 6,000 shareholders of record of the Registrant's common stock.

Item 6. Selected Financial Data.

(Dollars in Thousands Except Per Share Amounts)
                           1994       1993      1992      1991    1990

Operating Revenue        $93,337    $89,084   $84,245   $79,965  $75,296
Net Income from Continuing
  Operations             $10,000    $12,003   $8,501    $9,791   $ 7,488
Earnings Per Common Share:
  Continuing Operations  $  1.22    $  1.63   $ 1.21    $ 1.52   $  1.23
  Total                  $  1.22    $   .80   $ 1.14    $ 1.74   $( 0.33)
Dividends Declared Per
  Common Share           $  1.17    $  1.15   $ 1.13    $ 1.11   $  1.09
Total Assets             $401,380   $371,657  $343,033  $315,124 $302,220
Long-Term Debt of Continuing
  Operations (including
  current maturities,
  sinking fund requirements
  and redeemable
  preferred stock)       $132,648   $125,080  $131,667  $106,666 $113,875

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at December 31, 1994 and the results of its operations for the three years ended December 31, 1994, as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures in 1994 totaled $35.2 million, net of contributions and advances, the majority of which relates to the Company's utility subsidiaries. Projects include $6.6 million spent on a new water treatment plant in Pennsylvania estimated to cost $16 million when completed in 1995, $1.2 million spent on a disinfection facility in Maine, which was completed in May of 1994 at a total cost of $3.7 million, $1.7 million in improvements to a wastewater treatment plant in Illinois and other smaller projects throughout the Company.

The Company expects capital expenditures for 1995 through 1997 to be approximately $103 million, net of contributions and advances. Almost 29% of these expenditures are required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA) and other regulations. The new $16 million treatment plant and transmission main, which is under construction in Pennsylvania, is required by State regulations under the SDWA.

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

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during the twelve months of 1994.

Cash was generated from:
                                    Dollars in millions
     Operations                         $  20.8
     Net increase in short-term debt        7.6
     Long-term debt issued                  9.1
     Common stock issued                    3.6
     Proceeds from sale of land              .6
     Decrease in funds restricted
        for construction                    7.0
     Other                                  0.2
     Total Cash Generated                $ 48.9

Cash was used:

     Capital expenditures, net of CIAC    (35.2)
     Repay long-term debt                  (1.5)
     Pay dividends                         (9.5)
     Cost of acquisition                   (1.4)
     Net change in working capital         (3.4)
     Total Cash Used                   $  (51.0)
     Decrease in Cash                  $   (2.1)

Cash decreased $2.1 million from year end, 1993, as the Company used the proceeds from the sale of the Washington Court House District of Ohio Water Service in December, 1993.

Water utilities will require higher equity ratios to maintain current debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This coupled with the size of the 1995 through 1997 capital expenditure program makes it likely that the Company will return to the equity market again in the next three years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until the subsidiaries' short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. The Company had unused lines of credit available at year-end of over $56 million. In addition to the short-term debt, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations. The $16 million project in Pennsylvania mentioned above is being financed in large part with $14 million of 6.375% tax-exempt bonds issued on behalf of Roaring Creek Water Company in October of 1993.

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

In October, 1994, the Damariscotta Division of Consumers Maine Water Company was taken by the local communities by eminent domain for approximately $600,000 or 75% of rate base. Consumers Maine Water challenged the purchase price and in February, 1995, settled for a price of $1.5 million. The gain of approximately $400,000 net of taxes will be recorded in 1995. The Damariscotta Division had approximately 600 customers. The Company has sold four divisions with customers totaling approximately 15,000 under threat of eminent domain in the last four years. The gain on these sales totaled almost $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER

In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury contaminated OWS's water supply. The cleanup was completed at a total cost of approximately $900,000. Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Ohio Water's efforts to obtain such recovery, Management believes that it is probable that Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

RESULTS OF OPERATIONS

1994 Compared to 1993

UTILITY REVENUE

  Utilities revenues increased $2,205,000 as compared to 1993 primarily due to $3,884,000 in rate increases, offset by the loss of $2,326,000 in revenue from the Washington Court House Division of Ohio Water Service Company, which was sold in December 1993. Revenue also increased $538,000 from increased consumption due to a dry spring in some of the Company's service areas, and $109,000 due to revenue from acquisitions. During 1994, the Company settled ten rate cases providing additional annual revenues of $5.6 million. Currently, there are three rate cases pending in which over $7.2 million in additional revenue is sought.

UTILITY OPERATING EXPENSES

  Water utility operating expenses increased approximately $1,388,000, or 2.5%. Increased depreciation and property taxes due to increased plant balances and increased health insurance costs were partially offset by the reduction in expenses of $1,641,000 due to the sale of Washington Court House.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenue increased by $2,048,000, or 18.8%, due to increased sales at C/P Utility Services. Other operating expenses were up $1,274,000, or 11.5%, compared to 1993. Increased expenses at C/P being somewhat offset by the reversal of the additional accrual of $500,000 taken on the Company's self-insured health plan in 1993. Health insurance claims have returned to normal levels in 1994, allowing this reversal. C/P Utilities was awarded contracts from the City of New York for $10.7 million in meter installation projects in June, 1993. These projects will be completed in early 1995. C/P expects to have additional opportunities to bid on New York City meter installation projects in the future. Future revenue levels will, in part, depend on C/P's success in this bidding process.

OTHER

Construction interest capitalized is up $643,000 due to the new water treatment plant being constructed in Pennsylvania and to an adjustment to the capitalized interest of a major plant expansion in Ohio, which was completed in 1993.

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

OTHER OPERATIONS - REVENUE AND EXPENSE

  Other operating revenue increased $1.3 million in 1993 or 13.6% over 1992, while other operating expenses increased by $1.7 million or 17.5%. The revenue increase is due primarily to revenue of C/P's New York City meter installation projects. Expenses were up more than revenue in 1993 due to a health insurance adjustment recorded at the Parent company and lower profit margins at C/P Utility Services. The Company's self insured health insurance plan incurred an unusual amount of claims and required an additional accrual of $500,000 in 1993 compared to $300,000 in 1992. At C/P, meter installation sales, traditionally a low margin field, increased in 1993 over 1992, while demand for underground storage tank testing, a high margin area, decreased. In June, 1993, C/P was awarded contracts for $10.7 million in additional meter installation projects in New York City. C/P began work on these projects in December 1993.

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

                                                                       Page
                                                                  Reference

Report of Management


Report of Independent Public Accountants

Consolidated Statements of Income for Years Ended
 December 31, 1994, 1993 and 1992

Consolidated Balance Sheets at December 31, 1994
 and 1993


Consolidated Statements of Capitalization and
 Interim Financing at December 31, 1994 and 1993


Consolidated Statements of Cash Flow for Years Ended
 December 31, 1994, 1993 and 1992

Consolidated Statements of Change in Common
 Shareholders' Investment for Years Ended
 December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements


Quarterly Information Pertaining to the
 Results of Operations for the Years Ended
 December 31, 1994 and 1993


Item  9.   Disagreements on Accounting and Financial Disclosure.

     None.

                                 PART III


Item 10.   Directors and Executive Officers of the Registrant.

     Incorporated by reference are the "Nominees for Election as Directors," "Other Executive Officers" and "Section 16(a) Ownership Reporting
Delinquencies" sections of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

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

                     VII Valuation and Qualifying Accounts for the Years Ended December 31, 1994, 1993 and 1992.

                     All other schedules have been omitted, since they are not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

                (3)  Exhibits

Exhibit

2.1 Assets Purchase and Sale Agreement between Ohio Water Service and the City of Washington, Ohio dated October 28, 1993 is incorporated by reference to Exhibit 2.1 to Consumers Water Company's Annual report on Form 10-K for the year ended December 31, 1993.

3.1 Conformed Copy of Restated Articles of Incorporation of Consumers Water Company, as amended, incorporated by reference to Exhibit 4.1.6 to Consumers Water Company's Registration Statement on Form S-2 (No. 33-41113), filed with the Securities and Exchange Commission on June 11, 1991.

3.2 Bylaws of Consumers Water Company, as amended March 2, 1994, are incorporated by reference to Exhibit 3.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

10.2*      Consumers Water Company 1988 Incentive Stock Option Plan is
submitted incorporated by reference to Exhibit 10.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

10.6 Letter Agreement between Consumers Water Company and Anjou International Company dated February 7, 1986, incorporated by reference to
Exhibit 10.6 to Consumers Water Company's Registration Statement on Form S-2 (No. 33- 41113), filed with the Securities and Exchange Commission on June 11, 1991.

10.7 Assignment of Rights under February 7, 1986 Agreement between Consumers Water Company and Anjou International Company to Compagnie Generale des Eaux, dated November 12, 1987, incorporated by reference to Exhibit 10.7 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.8 Form of Indemnification Agreement entered into between Consumers Water Company and each of its current directors and executive officers, incorporated by reference to Exhibit 10.8 to Consumers Water Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

10.9*      Employment Agreement between Peter L. Haynes and Consumers Water
Company incorporated by reference to Exhibit 10.11 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

11. Statement of Computation of Per Share Earnings is submitted herewith as Exhibit 11.

21.        List of Subsidiaries of the Registrant is submitted herewith as
Exhibit 21.

23.        Consent of Arthur Andersen LLP is submitted herewith as Exhibit

           (b)  Reports on Form 8K

                No reports have been filed on Form 8-K.

27.        Financial Data Schedule is submitted herein as Exhibit 27.

-------------------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) on Form 10-K.

                           CONSUMERS WATER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Peter L. Haynes                                      3/24/95
   Peter L. Haynes                                                Date
   President and Director
   (Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ John F. Isacke                                       3/24/95
   John F. Isacke                                                 Date
   Senior Vice President
   (Chief Financial Officer)

By:   /s/ Gary E. Wardwell                                     3/24/95
   Gary E. Wardwell                                               Date
   Controller
   (Chief Accounting Officer)

By:   /s/ David R. Hastings, II                                3/24/95
   David R. Hastings, II                                          Date
   Chairman and Director

By:   /s/ Jack S. Ketchum                                      3/24/95
   Jack S. Ketchum                                                Date
   Director

By:   /s/ John E. Menario                                      3/24/95
   John E. Menario                                                Date
   Director

By:   /s/ J. Bonnie Newman                                     3/24/95
   J. Bonnie Newman                                               Date
   Director

By:   /s/ John E. Palmer, Jr.                                  3/24/95
   John E. Palmer, Jr.                                            Date
   Director

By:   /s/ Elaine D. Rosen                                       3/24/95
   Elaine D. Rosen                                                 Date
   Director

By:   /s/ John W. L. White                                     3/24/95
   John W. L. White                                               Date
   Director

By:   /s/ Claudio Elia                                         3/24/95
   Claudio Elia                                                   Date
   Director

By:   /s/ Peter L. Haynes                                      3/24/95
   Peter L. Haynes                                                Date
   President and Director
   (Chief Executive Officer)

                                  EXHIBITS



               Consumers Water Company and Subsidiaries
                           REPORT OF MANAGEMENT


The accompanying consolidated financial statements of Consumers Water Company and its subsidiaries were prepared by management, which is responsible for the integrity and objectivity of the data presented, including amounts that must necessarily be based on judgements or estimates. The consolidated financial statements were prepared in conformity with generally accepted accounting principles and financial information appearing throughout this annual report is consistent with these statements.

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

These financial statements have been audited by Arthur Andersen, LLP, the Company's independent public accountants. Their audit, in accordance with generally accepted auditing standards, resulted in the expression of their opinion. Arthur Andersen LLP's audit does not limit management's responsibility for the fair presentation of the financial statements and all other information in this annual report.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, internal audit, and Arthur Andersen LLP to review the work of each and to discuss areas relating to internal accounting controls, audits, and financial reporting. Arthur Andersen LLP and the Company's internal auditor have free access to meet individually with the Committee, without management present, at any time, and they periodically do so.

\s\ John F. Isacke
John F. Isacke
Senior Vice President
Chief Financial Officer


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Consumers Water Company:

We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization and interim financing of CONSUMERS WATER COMPANY (a Maine corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, change in common shareholders' investment and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Water Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and
Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in relation to the basic financial statements taken as a whole.

As discussed in Notes 2 and 9 to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and other postretirement benefits

\s\ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 8, 1995

                Consumers Water Company and Subsidiaries
                    Consolidated Statements of Income

For the years ended December 31,
(In Thousands Except Per Share
Amounts)                           1994      1993     1992
Revenue and Sales:
   Water utility operations        $80,376   $78,171  $74,637
 Other operations                   12,961    10,913    9,608
                                   -------   -------  -------
   Operating revenue                93,337    89,084   84,245
Costs and Expenses:                -------   -------  -------
   Water utility operations         56,515   55,127   50,996
   Other operations                 12,386   11,112    9,454
                                   -------   ------   ------
  Operating expenses                68,901   66,239   60,450
                                   -------   ------   ------
Operating Income                    24,436   22,845   23,795
Other Income and (Expense):        -------   ------   ------
   Interest expense                (12,497)  (11,905) (11,470)
   Construction interest capitalized 1,421       778      367
   Preferred dividends and minority
     interest of subsidiaries       (  139)     (147)    (143)
   Other, net (Note 3)               1,000       692      344
                                   --------  -------- --------
                                   (10,215)  (10,582) (10,902)
Income from Continuing Operations  --------  -------- --------
  Before Income Taxes and Gains
    (Losses) from Sales of
    Properties                      14,221    12,263   12,893
Income Taxes (Note 2)                4,623     4,128    4,367
Income from Continuing Operations:  -------   ------- --------
   Before Gains (Losses) from Sales
     of Properties                   9,598     8,135    8,526
   Gains (Losses) from Sales of
     Properties, Net (Note 7)          402     3,868      (25)
   Income from Continuing           -------   ------- --------
     Operations                     10,000    12,003    8,501
Income (Loss) from Discontinued     -------   ------- --------
  Operations:
   Before Discontinuance                 -      (784)    (479)
   Provision for Loss on Disposal of
     Discontinued Operations             -     (5,300)      -
   Total from Discontinued Operations-------  -------- --------
     (Note 11)                           -     (6,084)    (479)
                                     -------  -------- --------
Net Income                           $10,000   $5,919   $8,022
                                     =======  ======== ========
Weighted Average Shares Outstanding    8,161    7,320    7,007
Earning (Loss) per Common Share:
   Continuing Operations-
      Before Gains (Losses) from Sales$1.17     $1.10    $1.21
      Total                           $1.22     $1.63    $1.21
   Discontinued Operations-         ========  ======== ========
      Before Discontinuance             -      ($0.11)  ($0.07)
      Earnings (Loss) on Disposal of
        Discontinued Operations         -      ($0.72)     -
                                    --------  -------- --------
      Total                             -      ($0.83)  ($0.07)
                                    --------  -------- --------
Total                                 $1.22     $0.80    $1.14
                                    --------  -------- --------
Dividend Declared per Common Share    $1.17     $1.15    $1.13
                                    --------  -------- --------
The accompanying notes are an integral part of these consolidated financial statements.

               Consumers Water Company and Subsidiaries
                      Consolidated Balance Sheets

                                                 December 31,
                                          (Dollars in Thousands)
                                             1994      1993
Assets
Property, Plant and Equipment, at cost:
 Water utility plant, in service            $395,900   $360,115
 Less - Accumulated depreciation              69,148     63,579
                                            --------   --------
                                             326,752    296,536
                                            --------   --------
   Other subsidiaries                          1,947      1,710
   Less - Accumulated depreciation             1,119        881
                                            --------   --------
                                                 828        829
                                            --------   --------
   Construction work in progress              21,674     20,180
                                            --------   --------
   Net property, plant and equipment         349,254    317,545
Assets of Discontinued Operations, Net      --------   --------
(Note 11)                                        -        1,308
Investments, at cost                           1,984      2,044
                                            --------   --------
Current Assets:
   Cash and cash equivalents (Note 4)          2,906      4,993
   Accounts receivable, net of reserves
   of $682 in 1994 and $798 in 1993           10,465     10,171
 Unbilled revenue                              8,966       6,649
   Inventories (Note 1)                        2,258      1,793
  Prepayments and other                        6,116      6,524
                                             --------  --------
     Total current assets                     30,711     30,130
Other Assets:                                --------  --------
   Funds restricted for construction
   activity (Note 3)                           2,503      9,508
   Deferred charges and other assets          16,928     11,122
                                             --------  --------
                                              19,431     20,630
                                             --------  --------
                                            $401,380   $371,657
Shareholders' Investment and Liabilities:   =========  ========
Capitalization (See Separate Statement)
   Common shareholders' investment          $100,928    $96,938
  Preferred shareholders' investment           1,069      1,069
   Minority interest                           2,218      2,240
  Long-term debt                             130,038    124,050
                                            --------    -------
     Total capitalization                    234,253    224,297
                                            --------    -------
Contributions in Aid of Construction          61,576     54,045
Current Liabilities:                        --------    -------
   Interim Financing (See Separate
    Statement)                                29,816     20,606
   Accounts payable                            5,916      6,052
  Accrued taxes (Note 2)                       6,496      6,662
   Accrued interest                            3,435      3,318
  Accrued expenses                            12,352     11,011
                                            --------   --------
    Total current liabilities                 58,015     47,649
Commitments and Contingencies (Note 10)     --------   --------
Deferred Credits:
   Customers' advances for construction       21,917     21,338
  Deferred income taxes (Note 2)              20,613     19,183
   Unamortized investment tax credits          5,006      5,145
                                            --------   --------
                                              47,536     45,666
                                            --------   --------
                                            $401,380   $371,657
                                            ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                Consumers Water Company and Subsidiaries
  Consolidated Statements of Capitalization and Interim Financing

                                                  December 31,
                                               1994         1993
                                           (Dollars in Thousands)
Capitalization (Notes 3 and 5)
Common shareholders' investment:
   Common stock, $1 par value
   Authorized: 15,000,000 shares
     Issued: 8,259,685 shares in 1994 and
      8,041,369 shares in 1993                  $8,260     $8,041
   Amounts in excess of par value               68,084     64,662
   Reinvested earnings                          24,584     24,235
                                               -------    -------
                                               100,928     96,938
                                               -------    -------
Preferred shareholders' investment:
   Preferred stock, $100 par value               1,069      1,069
Minority interest:                             -------    -------
   Common stock, at equity                         540        562

   Preferred stock                               1,678      1,678
                                               -------    -------
                                                 2,218      2,240
                                               -------    -------
Long-term debt:
   First mortgage bonds, debentures and
    promissory notes-
       Maturities       Interest Rate Range
          1994          69% of Prime to 10.50%     -           14
          1995          9.00% to 13.88%          1,608      1,624
          1996          6.10% to 11.00%            145        228
          1997          5.94% to 7.50%           1,437      1,452
          1998          5.94%                       10        573
          1999          70% of Prime to 7.00%    1,447      1,460
          2000-2004     8.00% to 8.75%           9,979     10,177
          2005-2009     9.31% to 10.55%         13,266     13,646
          2010-2014     1.00% to 9.50%          10,077     10,135
          THEREAFTER    6.10% to 10.40%         94,579     85,671
                                               -------    -------
   Total first mortgage bonds, debentures
     and notes                                 132,548    124,980

   Less - Sinking fund requirements and
     current maturities                          2,510        930
                                               -------    -------
                                               130,038    124,050
                                               -------    -------
     Total capitalization                      234,253    224,297
                                               -------    -------
Interim financing (Note 4):
   Notes payable                                27,306     19,676

   Sinking fund requirements and current
     maturities                                  2,510        930
                                               -------    -------
     Total interim financing                    29,816     20,606
                                               -------    -------
Total capitalization and interim financing    $264,069   $244,903
                                              ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                 Consumers Water Company and Subsidiaries
                   Consolidated Statements of Change in
                      Common Shareholders' Investment

                       Number of Shares,
                           $1 par value,     (Dollars in Thousands)
                              Issued and    Excess of   Reinvested
For the years ended          Outstanding    Par Value   Earnings
December 31, 1994,
1993 and 1992

Balance, December 31, 1991     6,891,533      $46,235      $26,968
  Net income                                                 8,022
  Cash dividends:
     Common shares                                          (7,977)
     Preferred shares                                          (57)
  Dividend Reinvestment Plan     170,823        2,823
  Employee benefit plans          32,957          542
  Other                           34,326          557
--------------------------------------------------------------------
Balance, December 31, 1992     7,129,639       50,157       26,956
  Net income                                                 5,919
  Cash dividends:
     Common shares                                          (8,584)
     Preferred shares                                          (56)
  Dividend Reinvestment Plan                     187,679     3,280
  Employee benefit plans                          34,051       569
  Stock Issue                                    690,000    10,652
  Other                                           -              4
--------------------------------------------------------------------
Balance, December 31, 1993     8,041,369          64,662    24,235
  Net income                                                10,000
  Cash dividends:
     Common shares                                          (9,594)
     Preferred shares                                          (56)
  Dividend Reinvestment Plan                     193,908     3,049
  Employee benefit plans                          24,408       389
  Other                                             -          (16)
--------------------------------------------------------------------
Balance, December 31, 1994     8,259,685         $68,084   $24,585
====================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                   Consumers Water Company and Subsidiaries
                      Consolidated Statements of Cash Flows


For the years ended December 31,   1994        1993         1992
                                       (Dollars in Thousands)
Operating activities:
 Net income                       $10,000     $5,919       $8,022
     Adjustments to reconcile
 net income to net cash provided
 by operating activities:
 Depreciation and amortization      8,993      7,994        7,432
Deferred income taxes and
 investment tax credits             1,777      6,417        1,072
(Gains) losses on sales of
properties                         (  402)    (3,869)          25

 Changes in assets and
 liabilities:
 Increase in accounts receivable
 and unbilled revenue              (2,471)    (1,202)     (1,695)
(Increase) decrease in
 inventory                         (  465)        70          63
    (Increase) decrease in
 prepaid expenses                     408      (1,203)       432
Increase (decrease) in accounts
payable and accrued expenses        1,013       4,134       (236)
Change in other assets, net of change
in other liabilities of continuing
operations                         (1,883)    (4,847)     (1,263)
Change in assets, net of change in
liabilities of discontinued
  operations                        1,308     (1,428)        257
Loss on disposal of
discontinued operations
(Note 11)                            -        5,300          -
                                  -------   -------      -------
Total adjustments                   8,278     11,366       6,087
                                  -------   --------     -------
Net cash provided by operating
activities                         18,278     17,285      14,109
Investing activities:             -------   --------     -------
Capital expenditures              (39,345)   (34,655)    (21,877)
Increase(decrease) in funds
   restricted for construction
   activity                         7,005     (4,415)     (5,093)
Increase (decrease) in
construction accounts payable          28        911      (1,092)
Net cash cost of acquisitions
  (Note 6)                        ( 1,426)    (  260)     (3,524)
Net proceeds from sales of
properties (Note 7)                   659     10,239           8
                                   --------  -------     -------
Net cash used in investing
   activities                      (33,079)  (28,180)    (31,578)
                                   --------  --------    --------
Financing activities:
Net borrowing (repayment) of
short-term debt                      7,630    10,340      (7,673)
Proceeds from issuance of
long-term debt                       9,053    19,429      39,902
Repayment of long-term debt        ( 1,485)  (25,989)    (15,084)
Proceeds from issuance of stock      3,640    15,408       3,570
Advances and contributions in aid
of construction, net of repayments   4,147     3,879       3,070
Taxes paid by developers on advances
and contributions in aid of
construction                        (  726)   (  583)       (364)
Cash dividends paid                 (9,545)   (8,364)     (7,932)
Net cash provided by                -------   -------     -------
financing activities                12,714    14,120      15,489
Net increase (decrease) in cash     -------   -------     -------
and cash equivalents                (2,087)    3,225      (1,980)
Cash and cash equivalents at
beginning of year                    4,993     1,768       3,748
                                    -------   -------     -------
Cash and cash equivalents
at end of year                      $2,906    $4,993      $1,768
                                    =======   =======     =======
Supplemental disclosures of cash flow information from continuing operations

Cash paid during the year for:
Interest (net of amounts
   capitalized)                     $10,712  $10,540     $10,612
Income taxes                        $ 4,123  $ 3,570     $ 3,713

Noncash investing and financing
activities for the year:

Assets acquired by stock issuance
and/or assumption of debt of
acquired company                        -        -        $  998
Property advanced or contributed     $2,713    $855       $3,910
Note receivable and water rights
in exchange for utility assets          -        -        $2,085


The accompanying notes are an integral part of these consolidated financial statements.

(1) Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Consumers Water Company (the Company) and its water utility and utility services subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and related footnote information have been restated to reflect the Company's manufactured housing subsidiary, Burlington Homes of New
England, as discontinued operations.  See Note 11.

Regulation
The rates, operations, accounting and certain other practices of the Company's utility subsidiaries are subject to the regulatory authority of State Public Utility Commissions.

Property, Plant and Equipment
The utility subsidiaries generally capitalize interest at current rates on short-term notes payable used to finance major construction projects. Utility plant construction costs also include payroll, related fringe benefits and other overhead costs associated with construction activity. Depreciation is provided principally at straight-line composite rates. The consolidated provision, based on average amounts of depreciable utility plant (which excludes contributions in aid of construction and customers' advances for construction for most subsidiaries), approximated 2.5% in 1994, 2.4% in 1993 and 2.3% in 1992. Under composite depreciation, when property is retired or sold in the normal course of business, the entire cost, cluding net cost of removal, is charged to accumulated depreciation and no gain or loss is recognized.
   The utility services subsidiary depreciates property and equipment using the straight-line method over the estimated useful lives of the assets, generally 5 to 10 years.

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

Disclosures about Fair Value of Financial Instruments
The carrying amount of cash, temporary investments, notes receivable, and preferred stock approximate their fair value. The fair value of long-term debt based on borrowing rates currently available for loans with similar terms and maturities is approximately $130 million.

Inventories
Inventories generally consist of materials and supplies. They are stated at the lower of cost (average cost method) or market.

Other Assets
Deferred charges consist primarily of financing charges, rate case, other expenses, and a note receivable of $1,330,000.
   Deferred rate case expenses are amortized over periods allowed by the governing regulatory authorities, generally one to three years. Other assets also include preliminary survey and investigation costs and certain items amortized, subject to regulatory approval, over their anticipated period of recovery. Deferred financing charges are amortized over the lives of the related debt issues.

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

(2)  Income Tax Expense

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the accompanying Consolidated Balance Sheets.
   Accumulated deferred taxes consisted of tax assets of $985,369 and $893,000 related to alternative minimum tax offset by liabilities of $21,053,895 and $19,665,000, which are predominanty related to accumulated depreciation and other plant related differences in 1994 and 1993, respectively. The Company believes that all deferred income tax assets will be realized in the future; therefore, a valuation allowance has not been recorded. The net regulatory asset was approximately $3.9 million and $3.1 million at December 31, 1994, and 1993, respectively.

(2) Income Tax Expense (continued..)

     The components of income tax expense from continuing operations reflected in the Consolidated Statements of Income are as follows:


For the Years Ended December 31,
(Dollars in Thousands)             1994      1993         1992
Federal:
  Currently payable              $4,209    $3,077       $ 3,255
  Deferred                          561     2,827           668
  Investment tax credit,
    net of amortization            (139)   (  291)      (   183)
                                 $4,631    $5,613         3,740

State:
  Currently payable                 506       134           589
  Deferred                        (  13)      195       (    21)
                                    493       329           568
  Total provision                $5,124    $5,942         4,308
The provision for income tax
   expense is reflected in:
  Income taxes                   $4,623    $4,128       $ 4,367
  Gains (Losses) from sales of
     properties                     242     1,735        (   89)
  Other income                      259        79            30
  Total provision                $5,124    $5,942      $  4,308

     The table below reconciles the federal statutory rate to a rate computed by dividing income tax expense, as shown in the previous table, by income from continuing operations before income tax expense.

                                   1994        1993         1992

Statutory rate                     34.0%      34.0%        34.0%
State taxes, net of
federal benefit                     2.2        1.2          3.0
Effect of decrease in statutory
  rate on reversing timing items   ( .2)      ( .1)        (0.2)
      Investment tax credit        (1.0)      ( .8)        (1.6)
      Other                        (1.1)      (1.2)        (1.1)
                                   33.9%      33.1%        34.1%

The table below was required prior to the adoption of SFAS 109, therefore, it is only presented for years prior to 1993. The major differences in the timing of recognition of income and expense for tax and accounting purposes, for which deferred income taxes are provided, are as follows:


(Dollars in Thousands)                                    1992

Accelerated depreciation                                $ 2,896
Contributions and advances                              ( 2,570)
Alternative minimum tax                                     526
Other, net                                              (   205)
                                                        $   647

(3) Long-Term Debt

Maturities and sinking fund requirements of the first mortgage bonds, debentures and notes including capitalized leases are $2,510,000 in 1995, $878,000 in 1996, $2,215,000 in 1997, $808,000 in 1998,
$4,891,000 in 1999, and $121,246,000 thereafter.
   Substantially all of the Company's water utility plant is pledged as security under various indentures or mortgages.
The indentures restrict cash dividends and purchases of the companies' common stocks. The various water utility subsidiaries' indentures generally prohibit the payment of dividends on common shares in excess of retained earnings plus a stated dollar amount. Approximately $31.1 million of reinvested earnings were not so restricted at December 31, 1994.
   In 1993, funds restricted for construction activity of $9.5 million was obtained through the issuance of tax exempt bonds, the use of which is restricted for utility plant construction. At December 31, 1994, $2.5 million of these funds was still available. Interest income earned is included in Other, net in the accompanying Consolidated Statements of Income.

(4)  Notes Payable

Notes payable are incurred primarily for temporary financing of plant expansion. It is the subsidiaries' intent to repay these borrowings with the proceeds from the issuance of long-term debt or equity securities. Certain information related to the borrowings of the continuing operations is as follows:

(Dollars in Thousands)                    1994      1993    1992

Unused lines of bank
  credit                               $56,694  $ 82,574 $47,314
Borrowings outstanding at
  year-end                              27,306    19,676   9,336

Total lines of bank
  credit                               $84,000  $102,250 $56,650

Monthly average borrowings
  during the year                      $27,679  $ 20,660 $17,310

Maximum borrowings at any
  month-end during the year            $34,600  $ 34,619 $21,612

Weighted average annual interest
  rate during the year                    6.6%      4.5%    6.0%

Weighted average interest rate on
  borrowings outstanding
  at year-end                             7.0%      4.7%    5.1%

(5) Shareholders' Investment

As of December 31, 1994, the Company reserved issuable common shares for the following purposes:

                 Dividend Reinvestment Plan   123,820
                 401(k) Savings Plan          221,257
                 Stock Option Plans           241,564
                 Employee Stock Bonus Plan     64,019
                                              650,660

The stock option plans approved by stockholders in 1988 and 1993 provide for the sale of shares to eligible key employees of the Company and its subsidiaries. The plans provide that option prices shall not be less than 100% of the fair market value on the date of the grant. The options expire after five years. During 1994, 29,000 options were granted, 1,980 options were excercised, and 34,833
options lapsed and were cancelled.   During 1993, 34,500 options
were granted, 13,091 options were exercised and 13,445 options lapsed and were cancelled. During 1992, 30,700 options were granted, 12,767 options were exercised, and 25,613 options lapsed and were cancelled. At December 31, 1994, options for 108,614 shares were exercisable at prices of $18.50, $18.25, $17.75, $17.25 and $16.50 per share.
Stock options were exercised in 1994 at $18.25 and $16.50 per share. Stock options were exercised in 1993 at $19.25, $18.25, $17.75, $16.75 and $16.50. Stock options were excercised in 1992 at $16.75 and $16.50.

Information regarding outstanding preferred stock ($100 par value) of the Company and its subsidiaries is as follows:


                                                                                    Par Value
                                                                                    of Shares
                                  Cumulative  Current                   Shares      Outstanding
                                  Dividend    Call Price     Shares     Issued and  (Dollars in
                                  Rate %      Per Share    Authorized   Outstanding  Thousands)
Shenango Valley Water Company         5         $110         10,000      9,964          $996
Consumers Illinois Water Company      5 1/2      107          5,000      3,577           358
Consumers Maine Water Company         5          105          4,000      2,739           274
Consumers Water Company               5 1/4      105         30,000     10,694         1,069
Consumers Water Company                -         None       120,000         -             -


Of the total 30,000 Consumers Water Company preferred shares authorized with voting rights, 15,925 shares have been designated 5-1/4% Cumulative Preferred Stock Series A. The remaining 14,075 shares are undesignated. The difference between par value and acquisition price was credited to amounts in excess of par value.

(6) Acquisitions

On September 2, 1994, the Company, through its subsidiary Roaring
Creek Water Company, acquired the assets of Ralpho Township watersystem for $1,426,000.
   On December 7, 1993, the Company, through its subsidiary C/P
Utilities acquired the assets of EnviroAudit Ltd., an environmental services company, for $260,000.
   On December 31, 1992, the Company, through its subsidiary, Roaring
Creek Water Company, acquired the assets of Northumberland Utilities in exchange for $590,000 of the Company's common stock and the assumption of $408,000 in debt.
   On December 31, 1992, the Company, through its subsidiary Wanakah
Water Company, acquired the assets of Greenville, Millinocket and Skowhegan Water Companies for $3.5 million.
   All of these acquisitions were accounted for using the purchase method of accounting, and the results of their operations have been included in the consolidated financial statements since the date of acquisition.

(7) Dispositions

On December 29, 1994, Consumers Illinois Water Company closed on the sale of 9 acres of land in Bradley, Illinois for $667,000. This sale generated a gain, net of taxes, of $394,000.
   On October 20, 1994, Shenango Valley Water Company sold its old office building for $54,000. This sale generated a gain of $7,000.
    On December 16, 1993, the Company sold the Washington Court House Division of Ohio Water Service Company to the City of Washington resulting in a gain, net of taxes, of $3.0 million. In 1993, Washington Court House Division generated $2.3 million in revenue and had 6,000 customers.
   On January 13, 1993, the Company sold the Bourbonnais wastewater collection system of Consumers Illinois Water Company to the Village of Bourbonnais for a gain, net of taxes, of approximately $847,000. The operation generated $1.1 million in revenues and had 5,007 customers in 1992.
   On December 31, 1992, Southern New Hampshire Water Company sold its Amherst Division for $2.1 million resulting in a loss, net of taxes, of $27,000.

(8) Retirement Plan

The Company has a defined benefit pension plan covering substantially all of its employees. Pension benefits are based on years of service and the employee's average salary during the last five years of employment. The Company's funding policy is to contribute an amount that will provide for benefits attributed to service to date and for those expected to be earned in the future by current participants, to the extent deductible for income tax purposes.
   Net pension cost for the years ended December 31, 1994, 1993, and 1992, was $663,000, $501,000, and $30,000, respectively.

The funded status of the Plan as of December 31 is as follows:

(Dollars in Thousands)                               1994       1993

Actuarial present value of benefit obligations:
  Accumulated benefit obligations
Vested                                             $20,306    $20,448
Nonvested                                              654      2,132
Total                                               20,960     22,580
Effect of future salary increases                    5,995      7,361
Projected benefit obligations for services
  provided to date                                  26,955     29,941
Market value of plan assets, primarily
  invested in stocks, bonds and short-term
  funds                                             27,668     30,067
Plan assets in excess of projected
  benefit obligations                                  713        126
Unrecognized net asset existing
  as of January 1, 1987, being amortized over
  22 years                                          (3,108)    (3,317)
Unrecognized prior service cost                      2,383      2,601
Unrecognized net gain                               (1,866)    (  865)
Accrued pension cost at year-end                    (1,878)   $(1,455)

Net pension cost included the following items:

(Dollars in Thousands)                  1994     1993   1992

Service cost-benefits earned
  during the year                     $1,151   $ 977    $934
Interest cost on projected
  benefit obligations                  2,178   2,022   1,860
Actual loss (return) on plan assets    1,656  (2,502) (1,955)
Net amortization and deferral         (4,322)      4  (  809)
Net periodic pension cost               $663    $501    $ 30

The expected long-term rate of return on plan assets was 9.0% in 1994 and in 1993 and 9.5% in 1992. The salary increase assumption was 5.0% in 1994 and in 1993 and 6% in 1992. The discount rate used to determine the actuarial present value of the projected benefit obligations was 8.5% in 1994, 7.5% in 1993, and 8.0% in 1992.

(9)  Postretirement Benefits

Employees retiring from the Company in accordance with the retirement plan provisions are entitled to postretirement health care and life insurance coverage. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the plan periodically.

The Company has adopted the delayed recognition method under which the unrecorded SFAS 106 liability as of January 1, 1993, will be amortized to expense on a straight-line basis over a 20-year period. Prior to the adoption of SFAS 106 on January 1, 1993, the Company was on the cash-basis method of accounting. The net cost of these benefits charged to income on a cash basis was $75,000 for 1992.

The following table sets forth the postretirement health and life insurance plans' combined funded status.

       (Dollars in Thousands)                     1994        1993
       Accumulated postretirement benefit
         obligation                            ($3,066)    ($3,873)

       Plan assets at fair value                   -          -

       Accumulated postretirement benefit
         obligation in excess of plant assets  ($3,066)    ($3,873)

       Unrecognized net gain from past
         experience different from that assumed
         and from changes in assumptions          (862)        323

       Unrecognized transition obligation        2,887       3,048

       Accrued postretirement benefit cost     ($1,041)      ($502)

The Company's postretirement health and life insurance plans are unfunded; there are no assets for either plan and the accumulated postretirement benefit obligation for health insurance is $2,305,000 and for life insurance is $761,000.

Net periodic postretirement benefit cost included the following components;

       (Dollars in Thousands)                      1994          1993
        Service cost-benefits attributed to
         service during the period                 $182          $155
       Interest cost on accumulated
         postretirement benefit obligation          286           269
       Amortization of transition obligation
         over 20 years                              160           160
       Net periodic postretirement benefit cost    $628          $584

The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 8.5% in 1994 and 7.5% in 1993. A 10% and 15% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1994 and 1993, respectively. The health care cost trend rate is assumed to decrease annually through the year 2002 to an ultimate rate of 6%. Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation by $112,000 as of September 30, 1994, and $300,000 as of December 31, 1993. The effect of this increase in trend rate assumptions on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for the year ended December 31, 1994, would be an increase of $20,000.

(10) Commitments and Contingencies

The Company is a party in or may be affected by various matters under litigation. The Company expects that some of its operating subsidiaries, in order to comply with the requirements of the Safe Drinking Water Act, may have to invest in significant improvements or additions including, but not limited to, the construction of treatment plants and the modification or replacement of open reservoirs. Management believes that the ultimate treatment of these expenditures and the various matters under litigation will not have a significant adverse effect on either the Company's future results of operations or financial position.
   The Company has operating leases for buildings, vehicles, water meters and office equipment. Rental expenses relating to these leases for the years ended December 31, 1994, 1993 and 1992 were approximately $1,321,000, $1,612,000, and $1,684,000, respectively.
At December 31, 1994, minimum future lease payments under noncancelable operating leases are $1,290,000 in 1995, $869,000 in 1996, $552,000 in 1997, $433,000 in 1998, $339,000 in 1999 and
$573,000 thereafter.

In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury contaminated OWS's water supply. The cleanup was completed at a total cost of approximately $900,000. Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Ohio Water's efforts to obtain such recovery, Management believes that it is probable that Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

(11)  Discontinuance of Manufactured Housing Operations

On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England. The business was offered for sale. A reserve for the estimated loss on the disposal for $5.3 million, net of taxes of approximately $600,000 was recorded in 1994. On July 8, 1994, Burlington was sold for $378,000. The reserve taken in 1993 was adequate to cover the loss on the sale. The operating results of Burlington Homes prior to the date of discontinuance are shown separately on the accompanying consolidated statements of income, and all financial statements for prior periods have been restated. Total sales for Burlington Homes were $5,486,000 and $5,370,000 in 1993 and 1992 respectively.

(12)  Subsequent Event

On October 20, 1994, the Damariscotta division of Consumers Maine Water Company was taken by the local communities by eminent domain for
$600,000 or approximately 75% of rate base.   Consumers Maine prepared
to challenge the purchase price in court, but, instead, on February 21, 1995, they reached an out of court settlement for $1,552,000.
This sale will generate a gain which will be recorded in 1995 of approximately $400,000, net of taxes.


                                                                 Schedule II
                  CONSUMERS WATER COMPANY AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                           (Dollars in Thousands)

                          Additions                 Deductions
              Balance at    Provision                              Balance at
             Beginning of   Charged to              Accounts        End of
Description      Year       Operations  Recoveries  Written Off      Year

Allowance for
Doubtful                    Year Ended December 31, 1994
Accounts     --------------------------------------------------------------
                 $798          $706        $55         $877          $682

                            Year Ended December 31, 1993
             --------------------------------------------------------------
                 $702          $599        $60         $563         $798

                            Year Ended December 31, 1992
             --------------------------------------------------------------
                 $1,121        $645        $57         $1,121       $702


EXHIBIT INDEX

                                                                 Sequentially
                                                                     Numbered
Exhibit                                                              Page

2.1 Assets Purchase and Sale Agreement between Ohio Water Service and the City of Washington, Ohio dated October 28, 1993 is incorporated by reference to Exhibit 2.1 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

3.1 Conformed Copy of Restated Articles of Incorporation of Consumers Water Company, as amended, incorporated by reference to Exhibit 4.1.6 to Consumers Water Company's Registration Statement on Form S-2 (No. 33-41113), filed with the Securities and Exchange Commission on June 11, 1991.

3.2 Bylaws of Consumers Water Company, as amended March 2, 1994, are incorporated by reference to Exhibit 3.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

10.2*    Consumers Water Company 1988 Incentive Stock Option Plan is
incorporated by reference to Exhibit 10.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

10.8 Form of Indemnification Agreement entered into between Consumers Water Company and each of its current directors and executive officers, incorporated by reference to Exhibit 10.8 to Consumers Water Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

10.9*    Employment Agreement between Peter L. Haynes and Consumers Water
Company incorporated by reference to Exhibit 10.11 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

11. Statement of Computation of Per Share Earnings is submitted herewith as Exhibit 11.

21.      List of Subsidiaries of the Registrant is submitted herewith as
Exhibit 21.

23.      Consent of Arthur Andersen LLP is submitted herewith as Exhibit 23.

27.      Financial Data Schedule is submitted herewith as Exhibit 27.
------------------------------------------

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.


                                                                EXHIBIT 11
               Statement of Computation of Per Share Earnings


                                 Years Ended December 31,
                               1994        1993        1992
                       (Amounts in Thousands except per share data)

PRIMARY

Weighted average number of
 shares outstanding             8,160      7,314       7,003
Net effect of dilutive common
 stock equivalents                  2          6           4
Weighted average                -------     ------     ------
 primary shares                 8,162       7,320      7,007
                             =========  ==========  =========
Net income (loss)            $ 10,000   $   5,919   $  8,022
Preferred dividends           (    56)     (   56)    (   57)
Earnings applicable          ---------  ----------  ---------
 to common shares            $  9,944   $   5,863   $  7,965
Primary earnings (loss) per  =========  ==========  =========
  common share               $   1.22   $    0.80   $   1.14
                             =========  ==========  =========
FULLY DILUTED

Weighted average number of
 shares outstanding             8,160        7,321     7,003
Net effect of dilutive common
  stock equivalents                 2            6         5
Weighted average fully       ---------    ---------   -------
  diluted shares                8,162        7,327     7,008
Earnings (loss) applicable to ========    =========   =======
  common shares              $  9,944     $  5,863   $ 7,965
                             =========    =========  ========
Fully diluted earnings (loss)
  per common share           $   1.22     $   0.80   $  1.14
                             =========    =========  ========
                                                                EXHIBIT 21
                         Subsidiaries of Registrant
                              December 31, 1994
                                                               Percentage
                                                                 Voting
                              State in Which  Year Acquired    Securities
Name of Subsidiary             Incorporated     or Formed         Owned

BHNE Liquidating Corp., Inc.         Maine         1983           100.0%

Consumers Maine Water Company        Maine         1959            98.7%

Consumers Illinois Water Company     Illinois      1926           100.0%

C/P Utility Services Company, Inc.   Maine         1984           100.0%
 (and its wholly owned subsidiary
  EnviroAudit)

Consumers Land Management Co.        Maine         1984           100.0%

Garden State Water Company           New Jersey    1969            97.5%
  (and its 93.2% owned subsidiary,
   Califon Water Company)

Inter-State Water Company            Illinois      1986           100.0%

Ohio Water Service Company           Ohio          1973           100.0%

Pennsylvania Water Company           Pennsylvania  1971           94.9%

Roaring Creek Water Company          Pennsylvania  1985          100.0%

Shenango Valley Water Company
  (and its wholly-                   Pennsylvania  1926          100.0%
   owned subsidiary, Masury
   Water Company)                    Ohio          1926          100.0%

Southern New Hampshire
  Water Company, Inc.                New Hampshire 1930          100.0%


                                                                   Exhibit 23

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 8, 1995, included in this Form 10-K, into the Company's previously filed Registration Statement (Form S-3 No. 33-55584 and Forms S-8 Nos. 33-68858, 33-20994, 33-22032 and
33-57618).


/s/  Arthur Andersen LLP

Boston Massachusetts
March 24, 1995