Form 10-K/A
period 1994-12-31
CONSUMERS WATER CO
filed 1995-05-05
CIK 23910

The purpose of this amendment is to properly attach the Financial Data Schedule.

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-KA

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

By:   /s/ Peter L. Haynes                                      4/26/95
   Peter L. Haynes                                                Date
   President and Director
   (Chief Executive Officer)