Form 10-Q
period 1995-03-31
CONSUMERS WATER CO
filed 1995-05-09
CIK 23910

FORM 10-Q


         SECURITIES AND EXCHANGE COMMISSION
                Washington, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1995

                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
            Commission File Number 0-493


               CONSUMERS WATER COMPANY


(Exact name of registrant as specified in its Charter)

          Maine                    01-0049450
(State or other jurisdiction of(I.R.S. Employer Identi-
incorporation or organization)   identification number)

Three Canal Plaza, Portland, ME        04101
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

The number of common shares of Consumers Water Company outstanding as of April 28, 1995, was 8,337,880.






      CONSUMERS WATER COMPANY AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                   (In Thousands)

                   PART I  ITEM I

                                March 31,  December 31,
                                   1995        1994
                                ----------------------
                               (Unaudited)
ASSETS
Property, Plant and
  Equipment, at cost:
Water utility plant,
  in service                    $398,965     $395,900
   Less: Accumulated
      depreciation                71,130       69,148
                               -----------------------
                                 327,835      326,752
                               -----------------------
   Other subsidiaries              2,061        1,947
   Less: Accumulated
     depreciation                  1,186        1,119
                               -----------------------
                                     875          828
                               -----------------------
   Construction work in
     progress                     25,392       21,674
     Net property, plant and   -----------------------
       equipment                 354,102      349,254
                               -----------------------
Investments, at cost               1,986        1,984
                               -----------------------
Current Assets:
   Cash and cash equivalents       1,835        2,906
   Accounts receivable, net of
     reserves of $751 in
     1995 and $682 in 1994         9,944       10,465
   Unbilled revenue                8,499        8,966
   Inventories                     2,244        2,258
   Prepayments and other           5,261        6,116
                                ----------------------
     Total current assets         27,783       30,711
                                ----------------------
Other Assets:
   Funds restricted for
     construction activity         1,403        2,503
   Deferred charges and other
     assets                       16,828        16,928
                                ----------------------
                                  18,231        19,431
                                ----------------------
                              $  402,102     $ 401,380
                                ========      ========

See attached notes.

        CONSUMERS WATER COMPANY AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
       (In Thousands Except Per Share Amounts)

                   PART I  ITEM I

                             March 31,   December 31,
                               1995          1994
                             -------------------------
                            (Unaudited)



SHAREHOLDERS' INVESTMENT
AND LIABILITIES

Capitalization:
   Common Stock, $1 par value
   Authorized: 15,000,000
     shares Issued: 8,331,686
     shares in 1995 and
     8,259,685 in 1994         $  8,332      $  8,260
   Amounts in excess of par
     value                       69,211        68,084
   Reinvested earnings           26,156        24,584
                               -----------------------
     Common shareholders'
       investment              $103,699      $100,928
                               -----------------------
   Preferred shareholders'
     investment                   1,069         1,069
   Minority interest              2,248         2,218
   Long-term debt               129,500       130,038
                               -----------------------
     Total capitalization       236,516       234,253
                               -----------------------
Contributions in Aid of
  Construction                   62,370        61,576
                               -----------------------
Current Liabilities:
   Notes payable                 31,935        27,306
   Sinking fund requirements
     and current maturities         909         2,510
   Accounts payable               3,688         5,916
   Accrued taxes                  5,814         6,496
   Accrued interest               3,243         3,435
   Accrued expenses and other     9,550        12,352
                                ----------------------
    Total current liabilities    55,139        58,015
                                ----------------------
Commitments and Contingencies

Deferred Credits:
   Customers' advances for
     construction                21,848        21,917
   Deferred income taxes         21,283        20,613
   Unamortized investment tax
     credits                      4,946         5,006
                                ----------------------
                               $ 48,077       $ 47,536
                                ----------------------
                               $402,102      $401,380
                                ======================
Book Value Per Share of
  Common Stock                  $  12.45    $   12.22
                                 =====================

                 See attached notes.

      CONSUMERS WATER COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME
       (In Thousands Except Per Share Amounts)
                     (Unaudited)

                   PART I  ITEM I

                                 Three Months Ended
                                March 31,   March 31,
                                   1995       1994
                            --------------------------
Revenue and Sales:

   Water utility operations       $19,665     $18,245
   Other operations                 2,865       2,571
                                  --------------------
     Operating revenue             22,530      20,816
                                  --------------------
Costs and Expenses:
   Water utility operations        14,639      14,124
   Other operations                 3,207       2,703
                                  --------------------
     Operating expenses            17,846      16,827
                                  --------------------
Operating Income                    4,684       3,989
                                  --------------------
Other Income and (Expense):
   Interest expense                (3,423)     (2,937)
   Construction interest
     capitalized                      342         419
   Preferred dividends and minority
    interest of subsidiaries         ( 33)       ( 25)
   Other net                          242         144
                                   -------------------
                                   (2,872)     (2,399)
                                   -------------------
Earnings before Income Taxes and Gains from
 Sales of Properties                1,812       1,590
Income Taxes                          580         459
                                   -------------------
Earnings:
   Before Gains from Sales of
     Properties                     1,232       1,131
   Gains from Sales of Properties     363         -
                                   -------------------
Net Income                         $1,595      $1,131
                                   ===================
Weighted Average Shares
  Outstanding                      #8,296      #8,084

Earnings per Common Share:
  Before Gains from Sales         $  0.15     $  0.14
                                   ===================
  Total                           $  0.19     $  0.14
                                   ===================
Dividends Declared per Common
  Share                           $    -       $ 0.29
                                   ===================

                 See attached notes.

      CONSUMERS WATER COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                   (In Thousands)
                     (Unaudited)

                   PART I  ITEM I

                                   Three Months Ended
                                 March 31,   March 31,
                                   1995        1994
                                ----------------------
Operating Activities:
Net income                       $ 1,595      $ 1,131
Adjustments to reconcile net     ---------------------
  income to net cash provided
  by operating activities:
   Depreciation and amortization  2,626        2,156
   Deferred income taxes and
     investment tax credits         376          508
   Gains on sales of properties    (363)          -
   Change in assets and liabilities:
   Decrease in accounts receivable
     and unbilled revenue           988           200
   (Increase) decrease in
     inventories                      14         (194)
   Decrease in prepaid expenses      855        1,895
   Decrease in accounts payable and
    accrued expenses              (1,952)      (3,744)
   Change in other assets, net of
    change in other liabilities   (1,340)      (  746)
   Change in other assets, net of
    change in other liabilities
    of discontinued operations        -          ( 37)
                                  --------------------
Net cash provided by operating
  activities                       2,799        1,169
                                  --------------------
Investing activities:

Capital expenditures             ( 6,883)     ( 5,850)
Decrease in funds restricted
 for construction activity         1,100        1,341
Decrease in construction
 accounts payable                 (1,511)      (1,826)
Net proceeds from sales of
 properties                        1,522           -
                                  --------------------
Net cash used in investing
 activities                      ( 5,772)     ( 6,335)
                                  --------------------
Financing activities:
Net borrowing of short-term
  debt                           4,629          4,407
Proceeds from issuance of
  long-term debt                    32             -
Repayments of long-term debt    (2,171)       (   706)
Proceeds from issuance of stock  1,202          1,240
Advances and contributions in
  aid of construction, net of
  repayments                       673            254
Deferred taxes paid by developers
  on advances and contributions
  in aid of construction            (4)           (15)
Cash dividends paid             (2,459)        (2,355)
                                ----------------------
   Net cash provided by
    financing activities         1,902          2,825
                                ----------------------
Net decrease in cash and cash
  equivalents                   (1,071)        (2,341)
Cash and cash equivalents at
  beginning of year              2,906          4,993
                                ----------------------
Cash and cash equivalents at
  end of period               $  1,835       $  2,652
                                ======================
Supplemental disclosures of cash flow
  information from continuing operations:
 Cash paid during the period for:
   Interest (net of amounts
   capitalized)                $  3,216       $ 2,968
   Income taxes                $     38       $   637

Non-cash investing and financing
   activities for the year:

   Property advanced or
     contributed               $     52        $   -





                 See attached notes.

      CONSUMERS WATER COMPANY AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS
                     (Unaudited)
                   March 31, 1995

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

B.         EARNINGS PER SHARE

           Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 64 in 1995 and 1,665 in 1994.

C.         DISPOSITIONS

           In October, 1994, the Damariscotta Division of Consumers Maine Water Company was taken by the local communities by eminent domain for approximately $600,000 or 75% of rate base. Consumers Maine Water challenged the purchase price and in February, 1995, settled for a price of $1.5 million. The sale generated a gain of approximately $363,000 net of taxes. The Damariscotta Division had approximately 600 customers.

D.         COMMITMENTS AND CONTINGENCIES

           In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Consumers Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated Consumers Ohio Water's water supply. The cleanup has been completed at a total cost of approximately $900,000. Consumers Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Consumers Ohio Water's efforts to obtain such recovery, Management believes that it is probable that Consumers Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

      CONSUMERS WATER COMPANY AND SUBSIDIARIES
                   March 31, 1995

                   PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at March 31, 1995 and the results of its operations for the three months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures in the first quarter of 1995 totaled $6.2 million, net of contributions and advances, substantially all of which relates to the Company's utility subsidiaries. Projects include $1.0 million spent on a new water treatment plant in Pennsylvania estimated to cost $16 million when completed in mid 1995 and many smaller projects throughout the Company.

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

The Company's water utility subsidiaries plan to file cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs.
Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. To support these capital expenditures over the next three years, some subsidiaries will be required to file for large percentage rate increases principally due to the significant capital expenditures resulting from compliance with the SDWA and the CWA. Given these large rate increases, Management expects the current increased scrutiny of the rate requests by the local public utility commissions to continue.

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during the three months of 1995.

Cash was generated from:
                                Dollars in millions
     Operations                       $   4.3
     Net increase in short-term debt      4.6
     Common stock issued                  1.2
     Proceeds from sale of properties     1.5
     Decrease in funds restricted for
        construction                      1.1
                                      ---------
     Total Cash Generated              $ 12.7
                                       =========
Cash was used:

     Capital expenditures, net of
        Contributions and Advances    $  (6.2)
     Repay long-term debt                (2.2)
     Pay dividends                       (2.5)
     Net change in working capital       (1.4)
     Other                               (1.5)
                                       ---------
     Total Cash Used                  $ (13.8)
                                       ---------
     Decrease in Cash                 $  (1.1)
                                       =========


      CONSUMERS WATER COMPANY AND SUBSIDIARIES
                   March 31, 1995

                   PART I   ITEM 2
                    (continued..)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

Water utilities will require higher equity ratios to maintain current debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This coupled with the size of the 1995 through 1997 capital expenditure program makes it likely that the Company will return to the equity market again in the next three years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until the subsidiaries' short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. As of March 31, 1995, the Company had unused lines of credit available of over $56 million. In addition to the short-term debt, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations. The $16 million project in Pennsylvania mentioned above is being financed in large part with $14 million of 6.375% tax-exempt bonds issued on behalf of Roaring Creek Water Company in October of 1993.

ACQUISITIONS AND DISPOSITIONS

Over the past five years, the Company has acquired seven water systems. Although the Company currently has no material acquisitions pending, management anticipates continuing the acquisition policy of recent years.

In October, 1994, the Damariscotta Divison of Consumers Maine Water Company was taken by the local communities by eminent domain for approximately $600,000 or 75% of rate base. Consumers Maine Water challenged the purchase price and in February, 1995, settled for a price of $1.5 million. The sale generated a gain of aproximately $363,000, net of taxes. The Damariscotta Division had approximately 600 customers.

The Company has sold four divisions with customers totaling approximately 15,000 under threat of eminent domain in the last four years. The gain on these sales totaled almost $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER

In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Consumers Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated Consumers Ohio Water's water supply. The cleanup has been completed at a total cost of approximately $900,000. Consumers Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Consumers Ohio Water's efforts to obtain such recovery, Management believes that it is probable that Consumers Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

RESULTS OF OPERATIONS

First Quarter 1995, Compared to First Quarter, 1994

UTILITY REVENUE

Utilities revenues increased $1,420,000 or 7.8% compared to the first three months of 1994 primarily due to $1,292,000 in rate increases. During 1995, the Company has had three rate settlements for almost $2.1 million in annualized rate increases. Currently, there are two rate cases pending in which over almost $5.0 million in additional annual revenue is sought. The Company's water utility subsidiaries plan to file for eight additional cases in 1995, timed to seek recovery of and return on funds used to finance its large capital expenditure programs.

      CONSUMERS WATER COMPANY AND SUBSIDIARIES
                   March 31, 1995

                  PART I    ITEM 2
                    (continued..)

RESULTS OF OPERATIONS

First Quarter, 1995 Compared to First Quarter 1994 (cont.)

UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately
$515,000, or 3.6%. Increased depreciation and property taxes due to increased plant balances are being partially offset by lower labor expense. Labor expense is down due to the mild winter in 1995 compared to 1994. Employees had less overtime and have spent more time working on capital projects in 1995. The Company's practice is to capitalize labor associated with capital projects.

OTHER OPERATIONS - REVENUE AND EXPENSE
Other operating revenue increased by $294,000, or 11.4% while other operating expenses are up $504,000, or 18.6%, compared to the first quarter of 1994, primarily due to reduced margins in meter installation work as Consumers
Applied Technologies, Inc. complete their contracts with the City of New York. Consumers Applied Technologies,
Inc., formerly C/P Utility Services, was unsuccessful in their bid for additional New York City meter installation projects. As a result, revenues of other operations may be down for the year ending December 31, 1995, as compared to 1994. Management plans to shift Consumers Applied
Technologies' focus to higher margin technical and engineering work to help compensate for the lost revenue.

OTHER

Interest expense is up $486,000 due to increased debt balances and interest rates.

      CONSUMERS WATER COMPANY AND SUBSIDIARIES
                   March 31, 1995

                       PART II
Item 6.            Exhibits and Reports on Form 8-K

(a)                Exhibits

27.  Financial Data Schedule is submitted herewith as Exhibit 27.

(b)                Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             CONSUMERS WATER COMPANY
                  (Registrant)



05/08/95                        /s/ Peter L. Haynes
- ---------------------         -----------------------
       Date                          Peter L. Haynes
                             Chief Executive Officer



05/08/95                        /s/ John F. Isacke
- ---------------------         ----------------------
      Date                            John F. Isacke
                             Chief Financial Officer


      CONSUMERS WATER COMPANY AND SUBSIDIARIES
                   March 31, 1995

                       PART II

Exhibit Index

27.  Financial Data Schedule is submitted herewith as Exhibit 27.