Form 10-Q
period 1995-06-30
CONSUMERS WATER CO
filed 1995-08-04
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1995

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

The number of common shares of Consumers Water Company outstanding as of July 25, 1995, was 8,395,301.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                            PART I  ITEM I


                                     June 30,      December 31,
                                       1995           1994
                                           (Unaudited)
ASSETS
Property, Plant and Equipment, at cost:
 Water utility plant, in service     $413,785     $395,900
   Less: Accumulated depreciation      71,314       69,148
                                      342,471      326,752

   Other subsidiaries                   2,176        1,947
   Less: Accumulated depreciation       1,257        1,119
                                          919          828


   Construction work in progress       16,078       21,674
     Net property, plant and
    equipment                         359,468      349,254

Investments, at cost                    1,912        1,984

Current Assets:
   Cash and cash equivalents            2,302        2,906
   Accounts receivable, net of
    reserves of $830 in 1995 and
    $682 in 1994                       12,640       10,465
   Unbilled revenue                     8,747        8,966
   Inventories                          2,389        2,258
   Prepayments and other                4,277        6,116
     Total current assets              30,355       30,711

Other Assets:
   Funds restricted for construction
     activity                             607        2,503
   Deferred charges and other assets   16,673       16,928
                                       17,280       19,431

                                   $  409,015    $ 401,380


                         See attached notes.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               (In Thousands Except Per Share Amounts)
                            PART I  ITEM I

                                    June 30,      December 31,
                                      1995           1994
                                          (Unaudited)
SHAREHOLDERS' INVESTMENT
AND LIABILITIES

Capitalization:
   Common Stock, $1 par value
   Authorized: 15,000,000 shares
     Issued: 8,391,340 shares in 1995 and
                8,259,685 in 1994   $  8,391    $  8,260
   Amounts in excess of par value     70,064      68,084
   Reinvested earnings                24,100      24,584
     Common shareholders'
      investment                    $102,555    $100,928

   Preferred shareholders'
      investment                       1,069       1,069
   Minority interest                   2,348       2,218
   Long-term debt                    138,398     130,038
     Total capitalization            244,370     234,253

Contributions in Aid of
  Construction                        63,361      61,576

Current Liabilities:
   Notes payable                      26,395      27,306
   Sinking fund requirements and
     current maturities                  885       2,510
   Accounts payable                    4,663       5,916
   Accrued taxes                       4,140       6,496
   Accrued interest                    3,295       3,435
   Accrued expenses and other         12,871      12,352
    Total current liabilities         52,249      58,015

Commitments and Contingencies

Deferred Credits:
   Customers' advances for
     construction                     22,066      21,917
   Deferred income taxes              22,055      20,613
   Unamortized investment tax credits  4,914       5,006
                                    $ 49,035    $ 47,536

                                    $409,015    $401,380
Book Value Per Share of Common
  Stock                             $  12.22    $  12.22

                         See attached notes.

              CONSUMERS WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts)
                             (Unaudited)

                            PART I  ITEM I

                                      Six Months Ended
                                   June 30,      June 30,
                                     1995         1994
Revenue and Sales:
   Water utility operations         $41,404      $38,516
   Other operations                   6,644        5,747
     Operating revenue               48,048       44,263

Costs and Expenses:
   Water utility operations          29,940       28,189
   Other operations                   7,028        5,614
     Operating expenses              36,968       33,803

Operating Income                     11,080       10,460

Other Income and (Expense):
   Interest expense                  (6,906)      (5,999)
   Construction interest capitalized    654          781
   Preferred dividends and minority
    interest of subsidiaries           ( 67)        ( 62)
   Other net                            403          323
                                     (5,916)      (4,957)

Earnings before Income Taxes and Gains from
 Sales of Properties                  5,164        5,503
Income Taxes                          1,762        1,812

Earnings:
   Before Gains from Sales of
     Properties                       3,402        3,691
   Gains from Sales of Properties,
      Net                             1,087          -

Net Income                           $4,489       $3,691
Weighted Average Shares Outstanding   8,328        8,157
Earnings per Common Share:
      Before Gains from Sales         $0.41        $0.45
      Total                           $0.54        $0.45
Dividends Declared per Common Share:  $0.59        $0.58


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts)
                             (Unaudited)

                            PART I  ITEM I

                                      Three Months Ended
                                     June 30,      June 30,
                                       1995         1994

Revenue and Sales:
   Water utility operations         $ 21,739      $ 20,271
   Other operations                    3,779         3,176
   Operating revenue                $ 25,518      $ 23,447

Costs and Expenses:
   Water utility operations           15,301        14,065
   Other operations                    3,821         2,911
     Operating expenses               19,122        16,976

Operating Income                       6,396         6,471

Other Income and (Expense):
   Interest expense                   (3,483)       (3,062)
   Construction interest capitalized     312           362
   Preferred dividends and minority
    interest of subsidiaries             (34)          (37)
   Other net                             161           179
                                      (3,044)       (2,558)
Earnings before Income
 Taxes and Gains from Sales of
   Properties                          3,352         3,913
Income Taxes                           1,182         1,353
Earnings
   Before Gains from Sales of
   Properties                          2,170         2,560
   Gains from Sales of Properties,
     Net                                 724           -

Net Income                           $ 2,894      $  2,560
Weighted Average Shares Outstanding    8,360         8,228
Earnings per Common Share:
     Before Gains from Sales           $0.26         $0.31
     Total                             $0.35         $0.31
Dividends Declared per Common Share    $0.59         $0.29



               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)

                            PART I  ITEM I



                                       Six Months Ended
                                      June 30,     June 30,
                                        1995        1994

Operating Activities:

Net income                           $ 4,489      $ 3,691
Adjustments to reconcile net income
  to net cash provided by operating
 activities:
Depreciation and amortization          5,290        4,342
   Deferred income taxes and investment
     tax credits                         901        1,212
   Gains on sales of properties       (1,087)          -
   Change in assets and liabilities:
   Increase in accounts receivable
     and unbilled revenue             (1,956)      (2,432)
   Increase in inventories              (131)        (687)
   Decrease in prepaid expenses        1,839        2,582
   Decrease in accounts payable and
    accrued expenses                  (1,845)      (3,379)
   Change in other assets, net of change
    in other liabilities              (1,573)      (1,460)
   Change in other assets, net of change
    in other liabilities of discontinued
    operations                           -           ( 56)
      Total adjustments                1,438          122

Net cash provided by operating
   activities                          5,927        3,813

Investing activities:

Capital expenditures                 (15,767)     (16,971)
Decrease in funds restricted
 for construction activity             1,896        3,300
Increase (decrease) in construction
   accounts payable                   (1,419)         205
Net proceeds from sales of properties  3,334         -

Net cash used in investing
   activities                        (11,956)     (13,466)

Financing activities:

Net borrowing (repayment) of
  short-term debt                       (911)       9,337
Proceeds from issuance of
  long-term debt                       9,032          -
Repayments of long-term debt          (2,297)        (840)
Proceeds from issuance of stock        2,114        2,070
Advances and contributions in aid of
 construction, net of repayments       2,210        1,916
Deferred taxes paid by developers on advances
 and contributions in aid of
   construction                          211         (305)
Cash dividends paid                   (4,934)      (4,726)

   Net cash provided by financing
      activities                       5,425        7,452

Net decrease in cash and cash
  equivalents                           (604)      (2,201)
Cash and cash equivalents at
  beginning of year                    2,906        4,993

Cash and cash equivalents at
  end of period                      $ 2,302      $ 2,792

Supplemental disclosures of cash flow
  information from continuing operations:
 Cash paid during the period for:
   Interest (net of amounts
     capitalized)                $ 6,277        $ 5,158
   Income taxes                  $ 1,421        $ 1,056

Non-cash investing and financing
   activities for the year:

   Property advanced or
     contributed                 $   276        $   466





                         See attached notes.


              CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                            June 30, 1995

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


B.           EARNINGS PER SHARE

             Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 32 in 1995 and 1,114 in 1994.

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


             On June 5, 1995, the Company's Consumers Ohio Water Company subsidiary closed on the sale of Girard Lake and Liberty Lake. These two lakes once supplied raw water to the area's steel industry. The lakes have not been needed as a source of supply for several years. The lakes were sold for $2.5 million and generated a gain, net of taxes, of $724,000.




               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                            June 30, 1995

                            PART I  ITEM 1
                            (continued..)

D.           COMMITMENTS AND CONTINGENCIES

             In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Consumers Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated Consumers Ohio Water's water supply. The cleanup has been completed at a total cost of approximately $900,000. Consumers Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances as to the ultimate outcome of Consumers Ohio Water's efforts to obtain such recovery, Management believes that it is probable that Consumers Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            June 30, 1995

                           PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at June 30, 1995 and the results of its operations for the three months and six months then ended as compared to the same periods of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures in the first six months of 1995 totaled $13.6 million, net of contributions and advances, substantially all of which relates to the Company's utility subsidiaries. Projects include $2 million spent on a new water treatment plant in Pennsylvania that cost $16 million and was completed in the second quarter of 1995 and many smaller projects throughout the Company.


The Company expects capital expenditures for 1995 through 1997 to be approximately $103 million, net of contributions and advances. Almost 29% of these expenditures are required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA) and other regulations. The new $16 million treatment plant and transmission main in Pennsylvania was required by State regulations under the SDWA.


The Company's water utility subsidiaries plan to file cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. To support these capital expenditures over the next three years, some subsidiaries will be required to file for large percentage rate increases in part due to the significant capital expenditures resulting from compliance with the SDWA and the CWA. Given these large rate increases, Management expects the current increased scrutiny of the rate requests by the local public utility commissions to continue.


FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during the six months of 1995.


Cash was generated from:
                                Dollars in millions

       Operations                     $   9.6
       Long-term debt issued              9.0
       Common stock issued                2.1
       Proceeds from sale of properties   3.3
       Decrease in funds restricted for
          construction                    1.9

       Total Cash Generated            $ 25.9

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            June 30, 1995

                           PART I   ITEM 2
                            (continued..)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FINANCING AND CAPITALIZATION (continued..)

Cash was used:

       Capital expenditures, net of Contributions
          and Advances                 $ (13.6)
       Net decrease in short-term debt  (  .9)
       Repay long-term debt              (2.3)
       Pay dividends                     (4.9)
       Net change in working capital     (2.1)
       Other                             (2.7)

       Total Cash Used                $ (26.5)
       Decrease in Cash               $  ( .6)

Water utilities will require higher equity ratios to maintain current debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This coupled with the size of the 1995 through 1997 capital expenditure program makes it likely that the Company will return to the equity market again in the next two years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until the subsidiaries' short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. As of June 30, 1995, the Company had unused lines of credit available of over $43.4 million. In addition to the short-term debt, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations.

ACQUISITIONS AND DISPOSITIONS

Over the past five years, the Company has acquired seven water systems. Although the Company currently has no material acquisitions pending, management anticipates continuing the acquisition policy of recent years.

In October, 1994, the Damariscotta Division of Consumers Maine Water Company was taken by the local communities by eminent domain for approximately $600,000 or 75% of rate base. Consumers Maine Water challenged the purchase price and in February, 1995, settled for a price of $1.5 million. The sale generated a gain of approximately $363,000, net of taxes. The Damariscotta Division had approximately 600 customers.

On June 5, 1995, the Company's Consumers Ohio Water Company subsidiary closed on the sale of Girard Lake and Liberty Lake. These two lakes once supplied raw water to the area's steel industry. The lakes have not been needed as a source of supply for several years. The lakes were sold for $2.5 million and generated a gain, net of taxes, of $724,000.


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                             June 30, 1995

                           PART I    ITEM  2

                            (continued..)

The Company has sold four divisions with customers totaling approximately 15,000 under threat of eminent domain in the last four years. The gain on these sales totaled almost $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER

In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Consumers Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated Consumers Ohio Water's water supply. The cleanup has been completed at a total cost of approximately $900,000. Consumers Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances as to the ultimate outcome of Consumers Ohio Water's efforts to obtain such recovery, Management believes that it is probable that Consumers Ohio Water will recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, has deferred the costs incurred in connection with the spill.

RESULTS OF OPERATIONS

First Half, 1995 versus First Half, 1994

Utilities revenues increased $2,888,000 or 7.5% compared to the first half of 1994 primarily due to $2,777,000 in rate increases. During 1995, the Company has settled five rate cases allowing for total annual revenues of $6.0 million. Currently, there are four rate cases pending in which $5.1 million in additional revenue was sought. The Company's water utility subsidiaries plan to file for two additional cases in 1995 timed to seek recovery of and return on funds used to finance its large capital expenditure programs.

UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately $1,751,000, or 6.2%. Expenses are up due primarily to increased depreciation of $838,000 and property taxes of $506,000 due to increased property balances and higher rates.

Other operating revenue increased approximately $897,000, or 15.6% while other operating expenses are up $1,414,000, or 25.2, compared to the first half of 1994, primarily due to reduced margins in meter installation work as Consumers Applied Technologies, Inc., complete its meter installation contracts with the City of New York. Consumers Applied Technologies, Inc., formerly C/P Utility Services, was unsuccessful in its bid for additional New York City meter installation projects. Management is shifting Consumers Applied Technologies' focus to higher margin technical and engineering work to help compensate for the lost contracts.

OTHER

Interest expense is up $907,000 due to higher debt balances and interest rates.



               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            June 30, 1995

                           PART I    ITEM 2
                            (continued..)

Second Quarter, 1995 versus Second Quarter, 1994

UTILITY REVENUE

Utility revenues increased $1,468,000, or 7.2%, for the three months ended June 30, 1995, as compared to the same period in 1994, due primarily to $1,485,000 in rate increases.

UTILITY OPERATING EXPENSES

Water Utility operating expenses have increased approximately $1,236,000 in the three months ended June 30, 1995, as compared to the same period in 1994. Expenses are up due primarily to increased depreciation of $432,000 and property taxes are up $211,000 due to the increased property balances and higher rates.

OTHER OPERATIONS - REVENUES EXPENSE

Other operating revenue increased by $603,000, or 19.0%, while other operating expenses are up $910,000, or 31.3%, compared to the second quarter of 1994, primarily due to reduced margins in meter installation work as Consumers Applied Technologies, Inc. completes its meter installation contracts with the City of New York. Consumers Applied Technologies, Inc., formerly C/P Utility Services, was unsuccessful in its bid for additional New York City meter installation projects. Management plans to shift Consumers Applied Technologies' focus to higher margin technical and engineering work to help compensate for the lost contracts.



               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            June 30, 1995

                               PART II

Item 4.          Submission of Matters to Vote of Security holders

       Election of Directors

      At the Annual Meeting of Shareholders held in South Portland, Maine on May 3, 1995, the shareholders of the Company elected the following directors until the 1995 Annual Meeting and until their successors are elected and qualified, each receiving the vote of the holders of the Company's outstanding common and preferred shares, voting as one class, as follows:


                        --------SHARES VOTED---------    BROKER
                        FOR        AGAINST   WITHHELD  NON-VOTES
Claudio Elia           6,774,211    ---       61,138      ---
David R. Hastings II   6,777,867    ---       57,485      ---
Peter L. Haynes        6,784,277    ---       51,075      ---
Jack S. Ketchum        6,782,725    ---       52,627      ---
John E. Menario        6,783,262    ---       52,087      ---
Jane E. Newman         6,780,980    ---       54,372      ---
John E. Palmer, Jr.    6,784,075    ---       51,277      ---
Elaine D. Rosen        6,768,677    ---       66,675      ---
William B. Russell     6,785,937    ---       49,415      ---
John H. Schiavi        6,770,190    ---       65,162      ---
John W. L. White       6,779,448    ---       55,904      ---

    No existing director's term of office continued after the meeting. There was no solicitation in opposition to management's nominees and all nominees were elected without contest.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

27.        Financial Data Schedule is submitted herewith as
Exhibit 27.

(b)        Reports on Form 8-K

 No reports on Form 8-K have been filed during the quarter ended June 30, 1995.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CONSUMERS WATER COMPANY
                             (Registrant)


                                             /s/ Peter L. Haynes
       Date                                      Peter L. Haynes
                                                 Chief Executive
                                                  Officer


                                             /s/ John F. Isacke
      Date                                       John F. Isacke
                                                 Chief Financial
                                                  Officer

              CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            June 30, 1995

                               PART II

Exhibit Index

27.  Financial Data Schedule is submitted herewith as Exhibit 27.