Form 10-Q
period 1995-09-30
CONSUMERS WATER CO
filed 1995-11-06
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995

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

The number of common shares of Consumers Water Company outstanding as of October 25, 1995, was 8,447,608.

                                 PART I

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

Item 1.      Financial Statements

                                     September 30,   December 31,
                                        1995           1994
                                     (Unaudited)
ASSETS
Property, Plant and Equipment, at cost:
 Water utility plant, in service        $422,993        $395,900
   Less: Accumulated depreciation         72,981          69,148
                                        --------        --------
                                         350,012         326,752
                                        --------        --------
   Other subsidiaries                      2,121           1,947
   Less: Accumulated depreciation          1,238           1,119
                                        --------        --------
                                             883             828
                                        --------        --------

   Construction work in progress          16,420          21,674
     Net property, plant and            --------        --------
    equipment                            367,315         349,254
                                        --------        --------
Investments, at cost                       1,905           1,984
                                        --------        --------
Current Assets:
   Cash and cash equivalents               3,748           2,906
   Accounts receivable, net of
    reserves of $915 in 1995 and
    $682 in 1994                          13,315          10,465
   Unbilled revenue                        8,845           8,966
   Inventories                             2,512           2,258
   Prepayments and other                   2,899           6,116
                                         -------         -------
     Total current assets                 31,319          30,711
                                         -------         -------
Other Assets:
   Funds restricted for construction
     activity                                283           2,503
   Deferred charges and other assets      17,841          16,928
                                         -------         -------
                                          18,124          19,431
                                         -------         -------
                                       $ 418,663       $ 401,380
                                       =========       =========

                         See attached notes.


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               (In Thousands Except Per Share Amounts)


                                  September 30,   December 31,
                                      1995           1994
                                   (Unaudited)
SHAREHOLDERS' INVESTMENT
AND LIABILITIES

Capitalization:
   Common Stock, $1 par value
   Authorized: 15,000,000 shares
     Issued: 8,444,420 shares in 1995 and
                8,259,685 in 1994       $ 8,444       $  8,260
   Amounts in excess of par value        70,864         68,084
   Reinvested earnings                   25,999         24,584
     Common shareholders'              --------       --------
      investment                       $105,307       $100,928
                                       --------       --------
   Preferred shareholders'
      investment                          1,069          1,069
   Minority interest                      2,349          2,218
   Long-term debt                       150,015        130,038
                                       --------       --------
     Total capitalization               258,740        234,253
                                       --------       --------
Contributions in Aid of
  Construction                           64,242         61,576
                                       --------       --------
Current Liabilities:
   Notes payable                         19,275         27,306
   Sinking fund requirements and
     current maturities                     734          2,510
   Accounts payable                       4,592          5,916
   Accrued taxes                          4,985          6,496
   Accrued interest                       2,944          3,435
   Accrued expenses and other            13,676         12,352
                                       --------       --------
    Total current liabilities            46,206         58,015
                                       --------       --------
Commitments and Contingencies

Deferred Credits:
   Customers' advances for
     construction                        22,637         21,917
   Deferred income taxes                 21,950         20,613
   Unamortized investment tax credits     4,888          5,006
                                       --------       --------
                                       $ 49,475       $ 47,536
                                       --------       --------
                                       $418,663       $401,380
Book Value Per Share of Common         ========       ========
  Stock                                $  12.47       $  12.22
                                       ========       ========
                         See attached notes.


              CONSUMERS WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts)
                             (Unaudited)

                                       Nine Months Ended
                                September 30,  September 30,
                                     1995         1994
Revenue and Sales:
   Water utility operations         $66,818      $60,069
   Other operations                   9,709        9,364
                                   --------     --------
     Operating revenue               76,527       69,433
                                   --------     --------
Costs and Expenses:
   Water utility operations          45,056       42,389
   Other operations                  10,239        9,011
                                   --------     --------
     Operating expenses              55,295       51,400
                                   --------     --------
Operating Income                     21,232       18,033
                                   --------     --------
Other Income and (Expense):
   Interest expense                 (10,366)      (9,175)
   Construction interest capitalized    802        1,133
   Preferred dividends and minority
    interest of subsidiaries           (115)        (106)
   Other net                            557          723
                                    --------     --------
                                     (9,122)      (7,425)
                                    --------     --------
Earnings before Income Taxes and
 Gains from Sales of Properties      12,110       10,608
Income Taxes                          4,269        3,625
                                    --------     --------
Earnings:
   Before Gains from Sales of
     Properties                       7,841        6,983
   Gains from Sales of Properties,
      Net                             1,098          -
                                    --------     --------
Net Income                           $8,939       $6,983
                                    ========     ========
Weighted Average Shares Outstanding   8,358        8,137
Earnings per Common Share:
      Before Gains from Sales         $0.93        $0.85
      Total                           $1.06        $0.85
                                    ========     ========
Dividends Declared per Common Share:  $0.890       $0.875
                                    ========     ========


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts)
                             (Unaudited)


                                       Three Months Ended
                                  September 30,  September 30,
                                       1995         1994

Revenue and Sales:
   Water utility operations         $ 25,414      $ 21,553
   Other operations                    3,065         3,617
                                    ---------     ---------
   Operating revenue                $ 28,479      $ 25,170
                                    ---------     ---------
Costs and Expenses:
   Water utility operations           15,116        14,200
   Other operations                    3,211         3,397
                                    ---------     ---------
     Operating expenses               18,327        17,597
                                    ---------     ---------
Operating Income                      10,152         7,573
                                    ---------     ---------
Other Income and (Expense):
   Interest expense                   (3,460)       (3,176)
   Construction interest capitalized     148           352
   Preferred dividends and minority
    interest of subsidiaries             (48)          (44)
   Other net                             154           400
                                     --------      --------
                                      (3,206)       (2,468)
Earnings before Income               --------      --------
 Taxes and Gains from Sales of
   Properties                          6,946         5,105
Income Taxes                           2,507         1,813
Earnings                             --------      --------
   Before Gains from Sales of
   Properties                          4,439         3,292
   Gains from Sales of Properties,
     Net                                  11           -
                                     --------      --------
Net Income                           $ 4,450       $ 3,292
                                     ========      ========
Weighted Average Shares Outstanding    8,416         8,184
Earnings per Common Share:
     Before Gains from Sales           $0.53         $0.40
     Total                             $0.53         $0.40
                                     ========      ========
Dividends Declared per Common Share    $0.30         $0.295
                                     ========      ========

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)


                                        Nine Months Ended
                                   September 30, September 30,
                                        1995        1994

Operating Activities:

Net income                           $ 8,939      $ 6,983
Adjustments to reconcile net income --------     --------
  to net cash provided by operating
 activities:
Depreciation and amortization          8,215        6,816
   Deferred income taxes and investment
     tax credits                       1,383        1,832
   Gains on sales of properties       (1,098)          -
   Change in assets and liabilities:
   Increase in accounts receivable
     and unbilled revenue             (2,765)      (3,709)
   Increase in inventories              (254)        (442)
   Decrease in prepaid expenses        3,217        3,760
   Decrease in accounts payable and
    accrued expenses                  (1,242)      (3,836)
   Change in other assets, net of
    change in other liabilities       (3,962)      (1,947)
   Change in other assets, net of
    change in other liabilities of
    discontinued operations              -            528
                                     --------     --------
      Total adjustments                3,494        3,002
                                     --------     --------
Net cash provided by operating
   activities                         12,433        9,985
                                     --------     --------
Investing activities:

Capital expenditures                 (24,270)     (27,880)
 Funds restricted for
   construction activity               2,220        5,394
 Decrease in construction
   accounts payable                    ( 857)      (1,073)
Net cash cost of acquisitions         (1,300)      (1,426)
Net proceeds from sales of properties  4,221          -
                                     --------     --------
Net cash used in investing
   activities                        (19,986)     (24,985)
                                     --------     --------
Financing activities:

Net (repayments) borrowing
  of short-term debt                  (8,031)      13,869
Proceeds from issuance of
  long-term debt                      36,049           53
Repayments of long-term debt         (17,848)      (1,256)
Proceeds from issuance of stock        2,968        2,860
Advances and contributions in aid of
 construction, net of repayments       3,074        4,710
Deferred taxes paid by developers on
 advances and contributions in aid of
   construction                         (395)        (655)
Cash dividends paid                   (7,422)      (7,110)
                                     --------     --------
   Net cash provided by financing
      activities                       8,395       12,471
                                     --------     --------
Net decrease in cash and cash
  equivalents                            842       (2,529)
Cash and cash equivalents at
  beginning of year                    2,906        4,993
                                     --------     --------
Cash and cash equivalents at
  end of period                      $ 3,748      $ 2,464
                                     ========     ========
Supplemental disclosures of cash flow
  information from continuing operations:
 Cash paid during the period for:
   Interest (net of amounts
     capitalized)                    $ 9,880       $ 8,260
   Income taxes                      $ 2,505       $ 2,352

Non-cash investing and financing
   activities for the year:

   Property advanced or
     contributed                     $   312       $   929

                         See attached notes.


             CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                          September 30, 1995

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

B.           EARNINGS PER SHARE

             Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 21 in 1995 and 2,420 in 1994.

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


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            September 30, 1995

Item 2.      Management's Discussion and Analysis of Financial
             Conditions and Results of Operations

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at September 30, 1995 and the results of its operations for the three months and nine months then ended as compared to the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures in the first nine months of 1995 totaled $21.2 million, net of contributions and advances, substantially all of which relates to the Company's utility subsidiaries. Projects include $2 million spent on a new water treatment plant in Pennsylvania that cost $16 million and was completed in the second quarter of 1995, $1.8 million spent on a wastewater treatment plant in Illinois, which is expected to cost $3.6 million when completed in 1996, and many smaller projects throughout the Company.

The Company expects capital expenditures for 1995 through 1997 to be approximately $103 million, net of contributions and advances. Almost 29% of these expenditures are required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA) and other regulations. The new $16 million treatment plant and transmission main in Pennsylvania were required by State regulations under the SDWA.

The Company's water utility subsidiaries plan to file cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. To support these capital expenditures over the next three years, some subsidiaries will be required to file for large percentage rate increases in part due to the significant capital expenditures resulting from compliance with the SDWA and the CWA. Given these large rate increases, Management expects the current increased scrutiny of rate requests by the state public utility commissions to continue.

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during the first nine months of 1995.

Cash was generated from:
                                Dollars in millions

       Operations                     $ 17.4
       Long-term debt issued            36.0
       Common stock issued               3.0
       Proceeds from sale of properties  4.2
       Decrease in funds restricted for
          construction                   2.2
                                      -------
       Total Cash Generated            $62.8
                                      -------
Cash was used:

       Capital expenditures, net
          of Contributions
          and Advances                 $ (21.2)
       Net decrease in short-term debt   ( 8.0)
       Repay long-term debt              (17.8)
       Pay dividends                      (7.4)
       Net cash cost of acquisitions      (1.3)
       Net change in working capital      (1.1)
       Other                              (5.2)
                                       --------
       Total Cash Used                $  (62.0)
                                       --------
       Increase in Cash               $     .8
                                       --------
During the third quarter of 1995, one of the Company's utility subsidiaries issued $20.8 million in new 30 year debt including a tax exempt financing totaling $12.8 million at approximately 6.10% and a taxable issue of $8.0 million at 7.63%. The proceeds were used in part to refinance at more favorable rates existing debt. In addition, Consumers Water renewed two short-term lines of credit, which are now committed until 1997. The balances carried on these lines have been recorded as long-term debt.

Water utilities will require higher equity ratios to maintain current debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This coupled with the size of the 1995 through 1997 capital expenditure program makes it likely that the Company will return to the equity market again in the next two years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until the subsidiaries' short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. As of September 30, 1995, the Company had unused lines of credit available of $39.0 million. In addition to short-term debt, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations.

ACQUISITIONS AND DISPOSITIONS

On September 14, 1995, the Company's New Jersey subsidiary acquired the water utility assets of Lakeland County Hospital for $1.3 million.

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

The Company has sold four divisions with customers totaling approximately 15,000 under threat of eminent domain in the last four years. The gain on these sales totaled almost $7 million. The Company is working with local communities in its service areas in an effort to prevent future eminent domain proceedings.

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

RESULTS OF OPERATIONS

Nine Months, 1995 versus Nine Months, 1994

UTILITY REVENUE

Utility revenues increased $6,749,000 or 11.2% compared to the first nine months of 1994, primarily due to $4.5 million in rate increases and $2.1 million in increased consumption due to the dry summer weather. During 1995, the Company has settled six rate cases allowing for total annual revenues of $6.9 million. Currently, there are three rate cases pending in which $3.5 million in additional revenue is sought.

UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately $2,667,000, or 6.3%. Expenses are up due primarily to increased depreciation of $1,102,000 and property taxes of $703,000 due to increased property balances and higher depreciation and tax rates.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenue increased approximately $345,000, or 3.7% while other operating expenses are up $1,228,000, or 13.6%, compared to the first nine months of 1994, primarily due to reduced margins in meter installation work as Consumers Applied Technologies, Inc., completes its meter installation contracts with the City of New York. Consumers Applied Technologies, Inc., formerly C/P Utility Services, was unsuccessful in its bid for additional New York City meter installation projects in the first quarter of 1995. Management plans to shift Consumers Applied Technologies' focus to higher margin technical and engineering work to help compensate for the lost contracts, while still looking for other meter installation projects.

OTHER

Interest expense is up $1,191,000 due to higher debt balances and interest rates.

Third Quarter, 1995 versus Third Quarter, 1994

UTILITY REVENUE

Utility revenues increased $3,861,000, or 17.9%, for the three months ended September 30, 1995, as compared to the same period in 1994, due primarily to $1.8 million in rate increases and to $2.1 million in increased sales due to the dry weather.

UTILITY OPERATING EXPENSES

Water Utility operating expenses have increased approximately $916,000 or 6.5% in the three months ended September 30, 1995, as compared to the same period in 1994. Expenses are up due primarily to increased power and chemical costs of $280,000 due to increased sales and increased depreciation of $249,000 and property taxes of $197,000 due to the increased property balances and higher depreciation and tax rates.

OTHER OPERATIONS - REVENUES AND EXPENSE

Other operating revenue decreased by $552,000, or 15.3%, while other operating expenses are down $186,000, or 5.5%, compared to the third quarter of 1994, primarily due to reduced sales in meter installation work as Consumers Applied Technologies, Inc. completes its meter installation contracts with the City of New York. Consumers Applied Technologies, Inc., formerly C/P Utility Services, was unsuccessful in its bid for additional New York City meter installation projects in the first quarter of 1995. Management plans to shift Consumers Applied Technologies' focus to higher margin technical and engineering work to help compensate for the lost contracts while still looking for additional meter installation work.


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                          September 30, 1995
                               PART II

Item 1.    Legal Proceedings.

(a) Schiavi Homes Litigation. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, the Penobscot Indian Nation had commenced litigation against the Company, a former subsidiary of the Company, a current subsidiary of the Company and John
H. Schiavi, a Director of the Company, among others. The Complaint filed in the case alleged, among other things, that one or all of the defendants defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations in connection with the acquisition of the assets of SHC Corporation, then a subsidiary of the Company, by a Maine limited partnership in which the Penobscot Indian Nation held a limited partnership interest.

           On October 25, 1995, the United States District Court, for the district of Maine issued an Order granting the summary judgment motions of certain of the defendants, including the Company, its current and former subsidiaries and John H. Schiavi. Unless appealed, the granting of the summary judgment motions terminates the litigation against the Company and the other defendants.

(b) Candlewick Treatment Plant Litigation. On August 25, 1995, the State of Illinois filed a Complaint in the Circuit Court of the 17th Judicial Circuit of Illinois in Boone County, Illinois, against the Company and its subsidiary, Consumers Illinois Water Company, alleging violation of the effluent discharge standards under various state and federal environmental regulations. The Complaint alleges that Consumers Illinois Water Company's Candlewick wastewater treatment plant violated such effluent standards at various times since 1991 and seeks, among other things, a civil penalty of $10,000 per day for each day that the alleged violations have continued and a civil penalty of $50,000 for each and every alleged violation of the Illinois Environmental Protection Act and the Illinois Pollution Control Board's Water Pollution Regulations.

            On or about September 20, 1995, the Candlewick Lake Association, Inc., an association of owners of lots within a lake community development known as Candlewick Lake and served by the Consumers Illinois wastewater treatment plant, sought to intervene in the case. In its Complaint, the Candlewick Lake Association, Inc. alleges that effluent from the Consumers Illinois plant has interfered with and damaged the recreational use of Candlewick Lake. The Complaint seeks $1 million in damages from Consumers Illinois Water Company. The Company has filed a motion to dismiss the State of Illinois' Complaint as to it on the basis of lack of jurisdiction. The Company is not named as a defendant in the Complaint filed by the Candlewick Lake Association, Inc. Consumers Illinois Water Company has not yet filed an answer to the Complaints.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

27.        Financial Data Schedule is submitted herewith as
Exhibit 27.

(b)        Reports on Form 8-K

 No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CONSUMERS WATER COMPANY
                             (Registrant)


11/2/95                                          /s/ Peter L. Haynes
-------------------------                    --------------------------
      Date                                       Peter L. Haynes
                                                 Chief Executive
                                                 Officer


11/2/95                                          /s/ John F. Isacke
--------------------------                   --------------------------
      Date                                       John F. Isacke
                                                 Chief Financial
                                                 Officer

Exhibit Index

27.  Financial Data Schedule is submitted herewith as Exhibit 27.