Form 10-K
period 1995-12-31
CONSUMERS WATER CO
filed 1996-03-20
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

                            FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995
                                OR

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

             COMMON SHARES, PAR VALUE $1.00 PER SHARE
             (Title of class of Securities registered
              pursuant to Section 12(g) of the Act)
_______________________________________________________
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   XXX      No

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K         .

     The aggregate market value of all voting shares held by non-affiliates as of March 11, 1996 was $145,675,805. As of March 11, 1996, there were 8,569,165 Common Shares outstanding.

Documents Incorporated by Reference
-----------------------------------

     The "Nominees for Election as Directors", "Other Executive Officers", "Executive Compensation," "Section 16(a) Ownership Reporting Delinquencies" and "Common Stock Ownership of Certain Beneficial Owners and Management" sections of the registrant's proxy statement for its 1996 annual meeting filed pursuant to Regulation 14A are incorporated in Part III of this Form 10-K by reference.


                              PART I
ITEM 1.  BUSINESS

     Consumers Water Company (Consumers or the Company) is a holding and management company whose principal business is the ownership and operation of water utility subsidiaries. Consumers owns directly or indirectly at least 90% of the voting stock of 8 water companies (the Consumers Water Subsidiaries) which operate 27 separate systems providing water service to approximately 223,000 customers in six states. The Company also owns 100% of Consumers Applied Technologies, Inc. (CAT), formerly known as C/P Utility Services, which provides services primarily in the areas of meter installation, environmental engineering, corrosion engineering, contract operations and water conservation. CAT has three main regional profit centers, The New England, Mid-Atlantic and Southeast regions.

     By the end of 1995, in order to improve the Company's corporate identity, all the Consumers subsidiaries had changed their names to include the word "Consumers." In addition, the Company's three water subsidiaries located in Maine merged in 1994 and the Company's two Illinois subsidiaries merged in 1995 to improve operating efficiencies. The Company's three subsidiaries in Pennsylvania, on the other hand, have changed their names to Consumers Pennsylvania -- Shenango Valley Division, Consumers Pennsylvania -- Roaring Creek Division and Consumers Pennsylvania -- Susquehanna Division, while maintaining three separate corporate entities. They have combined various business functions in an effort to increase efficiency, however.

     Consumers was incorporated under the laws of Maine in 1926. The address of its executive offices is Three Canal Plaza, Portland, Maine 04101, and the Company's telephone number is (207) 773-6438.

     The Company had at December 31, 1995, subsidiaries as noted on Exhibit 21 attached hereto, the accounts of which are included in the consolidated financial statements in this report.

CONSUMERS WATER SUBSIDIARIES

     The Consumers Water Subsidiaries operate 27 primary systems in six states for the collection, treatment and distribution of water for public use to residential, commercial and industrial customers to other water utilities for resale and for private and municipal fire protection purposes. In 1995, 65% of the revenue of the Consumers Water Subsidiaries was generated from residential accounts while sales for commercial users, industrial users and fire protection and miscellaneous uses accounted for 13%, 9% and 13% of revenues respectively. Water utility revenues for the three years ended December 31, 1995, 1994 and 1993 were $89,143,000, $80,376,000 and
$78,171,000, respectively. At December 31, 1995, the Consumers Water Subsidiaries owned in the aggregate 3,297 miles of mainline pipe of which approximately 83% was 6-inches or larger in diameter.

     Of the 27 primary systems, 13 use primarily surface supplies (lakes, ponds, rivers and streams) as their source of supply; 12 obtain water principally or entirely from wells; and 2 purchase their supplies from adjacent systems. Less than 5% of the Consumers Water Subsidiaries' water usage is purchased from other systems. In general, the Company considers the surface and well supplies at the Consumers Water Subsidiaries to be adequate for anticipated average daily demand and normal peak demand.

     All of the systems (except one system serving solely industrial users in Ohio and a few small developer built systems in New Hampshire) provide customers with water which has been subjected to disinfection treatment and some of which has been subjected to additional treatment such as softening, sedimentation, filtration, chemical stabilization, iron and/or manganese removal and taste and odor control. Nine systems own and operate full scale water treatment plants. In addition, Consumers Illinois Water Company (Consumers Illinois) operates 4 wastewater treatment facilities.

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

     The following table indicates, for each of the Consumers Water Subsidiaries, the number of customers, revenues and net utility plant as of December 31, 1995:

                       Number       Number of      Utility     Net Utility
Subsidiary             of Systems   Customers      Revenue     Plant (1)
                                                    (Dollars in Thousands)

Consumers Ohio
  Water Company            5          72,803         $28,775     $110,510
Consumers Illinois
  Water Company            6          60,162          19,960      94,491
Consumers Pennsylvania
  Water Company--
Shenango Valley
  Division (2)             2          17,379          7,499       26,443
  Roaring Creek Division   1          17,618          7,496       35,035
  Susquehanna Division     1           4,501           1,458       4,814
Consumers New Jersey
  Water Company            4          29,904          11,324      51,508
Consumers New Hampshire
  Water Company            1           7,907           5,413      32,314
Consumers Maine
  Water Company            7          14,303           7,218      28,332
Inter-Company
  Eliminations             -             -               -        (3,546)
                          27         222,865          $89,143   $379,901
_________________________________
(1)  Includes construction work in progress.
(2)  Includes Masury Water Company, wholly-owned by the Shenango Division.

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

RATE REGULATION

  The Consumers Water Subsidiaries are subject to regulation by their respective state regulatory bodies. The state regulatory bodies have broad administrative power and authority to regulate water and other public utilities, including the power to regulate rates and charges, service and the issuance of securities. They also establish uniform systems of accounts, develop standards with respect to groundwater withdrawal rights, surface water supply, potability and adequacy of treatment, approve the terms of contracts and relations with affiliates and customers, purchases and sales of property and loans. Maine and Illinois have laws regulating reorganizations of water and other utilities.

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

  The approximate amount of annual rate increases allowed for the last three years was $6,938,000 for 1995, $5,624,000 for 1994, and $1,945,000 for 1993,
represented by six, ten, and five, rate decisions, respectively.

  The Company currently has six rate filings pending totaling $6.1 million of requested annualized new revenue. Decisions on these cases are expected during 1996.

     Rates for some divisions of Consumers Ohio Water Company (Consumers Ohio) are fixed by negotiated agreements with the political subdivisions that are served, instead of through a filing with the Public Utility Commission of Ohio. Currently, three of the four regulated divisions of Consumers Ohio are operating under rate ordinances.

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

     In the states in which the operations of the Consumers Water Subsidiaries are carried on, there exists the right of municipal acquisition by one or more of the following methods: eminent domain, the right of purchase given or reserved by a municipality or other political subdivision in granting a franchise, and the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit. The price to be paid upon acquisition is usually determined in accordance with both federal law and the laws of the state governing the taking of lands or other property under eminent domain statutes; in other instances, the price may be negotiated, fixed by appraisers selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or special charter. The Company has sold four divisions with customers totaling approximately 15,000 under threat of eminent domain in the last five years. The gain on those sales totaled over $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

ENVIRONMENTAL REGULATION
     The primary federal laws affecting the provision of water and wastewater treatment services by the Consumers Water Subsidiaries are the Clean Water Act (the CWA), the Safe Drinking Water Act (the SDWA) and the regulations promulgated pursuant thereto by the United States Environmental Protection Agency (the EPA), as well as federal and state regulations affecting dams. These laws and regulations establish criteria and standards, including those for drinking water and for liquid discharges into waters of the United States. States have the right to establish criteria and standards stricter than those established by the EPA, and some of the states in which the Consumers Water Subsidiaries operate have done so.

     The CWA regulates the discharge of effluents from the drinking water and wastewater treatment processes into the lakes, rivers, streams, and ground water. Nine of the systems owned by the Consumers Water Subsidiaries generate water treatment precipitate from operating conventional filtration facilities used for producing drinking water. The water treatment precipitate is a combination of silt and chemicals used in the treatment process and chemicals removed from the raw water. For each of the nine facilities, the water treatment precipitate generated from the treatment facilities is disposed of either in a storage facility such as a lagoon owned by the subsidiary, an off-site facility not owned by the subsidiary, a State approved landfill, municipal sewer system or it is used for agricultural land application. Wastewater precipitate generated from small wastewater treatment facilities in Illinois is used as a soil additive. Additional capital expenditures and operating costs in connection with the management and ultimate disposal of effluent from water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the CWA or other applicable federal or state laws.

     Improvements at a wastewater plant owned by Consumers Illinois serving the University Park area are underway and will be completed in 1996 to correct periodic excursions in discharge permit requirements.

     At Consumers Illinois, a wastewater plant serving the Candlewick area is overloaded and a replacement treatment plant is under construction and will be operational during the first quarter of 1996 to eliminate periodic excursions in discharge permit requirements. The Illinois Environmental Protection Agency has restricted Consumers Illinois from extending its sewer lines in the Candlewick service area until the plant improvements program is complete. The Illinois Attorney General has brought suit against Consumers Illinois and the Company because of these exursions. Consumers Illinios entered into settlement negotiations with the Attorney General in an effort to resolve this matter.

     The Struthers Filtration Plant, which is operated by Consumers Ohio, has been disposing of treatment precipitate at an abandoned strip mine. The Ohio Environmental Protection Agency has informed Consumers Ohio that it must find an alternative method of disposal for the treatment precipitate. This issue is being studied and the cost for the alternative disposal method is estimated at $500,000 to $1,000,000.

     The SDWA established uniform minimum national quality standards for drinking water. The EPA regulations, promulgated pursuant to the SDWA, set standards on the amount of certain inorganic and organic chemical contaminants, microbials and radionuclides in drinking water. The 1986 amendments to the SDWA require that the EPA promulgate new primary water standards for 83 contaminants. The EPA has not met the timetable established in the amendments but is developing new water quality standards and, to date, has issued regulations on volatile synthetic organic chemicals, inorganic chemicals, surface water treatment, microbials, lead and copper. Reauthorization of the SDWA is scheduled to continue to be considered by Congress in 1996. Stricter drinking water standards currently under consideration may result in additional capital expenditures being required of the Company's water subsidiaries.

     The the regulations related to the SDWA are directed at various contaniments, including microbials, inorganics, organics, and radionuclides.

     With respect to microbials, improved disinfection and/or filtration is required under the EPA Surface Water Treatment Rule adopted pursuant to the SDWA. Necessary improvements to comply with the Surface Water Treatment Rule have been completed or are under way at a number of Consumers Water Subsidiaries. The estimated cost for 1996 and beyond for these improvements is $23 million. Other major improvements at two water treatment plants designed to increase capacity and upgrade facilities are estimated to cost $11 million. In addition, an open water storage reservoir will be replaced at an approximate cost of $1.0 million in 1996.

     The Disinfectants/Disinfection By-Products Rule (D/DBP) is expected to affect four Consumers Water Company operations. The cost to comply with Stage I is expected to be $5 to $7 million, and Stage II is expected to cost $2 to $6 million. For four of its systems impacted by the D/DBP the effective date for Stage I is estimated to be in mid-1998.

     Based on preliminary cost estimates the proposed Enhanced Surface Water Treatment Rule (ESWTR) may cost Consumers as much as $22 million. The interim ESWTR will be promulgated about the same time as Stage I of the D/DBP Rule becomes effective.

     The EPA has not yet established the Maximum Contaminant Level (MCL) for radon in drinking water pursuant to the SDWA provisions applicable to radionuclides. The Company anticipates the EPA will set the standard at 1,000 pico curies/liter, as proposed by an industry group, and the necessary capital expenditures will be approximately $3 million to occur after 1997.

     The Consumers Water Subsidiaries have surveillance programs in place to provide early warning of a possible contamination threat to their water supplies from organics and other potential contaminants. Treatment processes may have to be modified or improved to reduce herbicides and pesticides if elevated levels are found in the finished water. The risk is primarily utilities in the Midwest farming areas. The capital cost of these modifications and improvements, if required, would be less than $8 million. The Consumers Water Subsidiaries have adopted contingency plans to respond to contamination, should it occur.

     In 1992, Consumers Illinois' Vermillion Division executed a Letter of Commitment with the IEPA to comply with the MCL for nitrates by 1997 and to take additional interim steps to address the problem. The Vermillion Division will be required to add treatment facilities and/or new sources of supply to reduce the level of nitrates in its finished water at certain times of the year for an estimated total project cost of $8 million. Due to project delays, it is anticipated the 1997 completion date will be extended.

     A contractor working at the Lake Erie Division's water treatment facility, which is operated by Consumers Ohio, caused the release of a relatively small amount of mercury within a building at the facility. Workers tracked the mercury to various areas of the building, necessitating the clean-up of a relatively large area at a cost of approximately $900,000. Clean-up has been completed and Consumers Ohio is looking to the responsible parties for reimbursement of its costs. In 1993, CAT was involved in replacing an underground fuel tank, where fuel oil contamination was found. Cleanup has been completed at a cost of $500,000 and the owner of the tank has sought recovery from CAT and others involved in the incident. Management believes that CAT is only partially responsible for the damages related to this incident.

     The Consumers Water Subsidiaries own 10 major dams that are subject to the requirements of the Federal and State regulations related to dam safety. The dams normally undergo a comprehensive engineering evaluation annually. The Company believes the dams are structurally sound and well maintained.

     Numerous federal and state environmental laws other than the SDWA, the CWA and Dam Safety Regulations, affect the operations of the Consumers Water Subsidiaries.

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

WATER SUBSIDIARY INFORMATION

     Consumers' five largest water subsidiaries, Consumers Ohio, Consumers Illinois, Consumers New Jersey Water Company (Consumers New Jersey), Consumers Pennsylvania -- Shenango Valley Division (Shenango) and Consumers Pennsylvania -- Roaring Creek Division (Roaring Creek), accounted for approximately 84% of consolidated operating revenues of the water subsidiaries in 1995 and 84% of consolidated water utility net property, plant and equipment at December 31, 1995.

     Consumers' five largest water subsidiaries are discussed separately below.

     Consumers Ohio Consumers Ohio is the largest of the Consumers Water Subsidiaries, accounting for approximately 32% of the operating revenues of the water subsidiaries in 1995. As of December 31, 1995, Consumers Ohio operates five separate systems, four of which deliver treated water and one of which delivers partially treated water primarily to industrial customers. Consumers Ohio serves a number of communities in northeastern Ohio.

     The following indicates the distribution of 1995 year-end customers, revenues and net utility plant among the five divisions of Consumers Ohio.

                           Number of          Utility        Net Utility
                           Customers          Revenues          Plant
                                                 (Dollars in Thousands)

Lake Erie East Division      7,852            $ 3,384          $11,118
Lake Erie Division          26,131              9,081           37,790
Stark Regional Division     24,045              9,625           37,948
Struthers Division          14,765              6,158           22,164
Mahoning Valley Division        10                527            1,490

                  Totals    72,803           $ 28,775        $ 110,510


CONSUMERS ILLINOIS Consumers Illinois serves 49,986 water customers in the City of Kankakee, Village of Bourbonnais, and a portion of the Village of Bradley, as well as unincorporated areas of Kankakee, Bourbonnais, Aroma, Limestone, and Manteno Townships, all in Kankakee County; the Cities of Danville, Tilton, Westville and Catlin as well as the communities of Lake Boulevard and Hooton, all in Vermilion County, the Village of University Park and unincorporated areas of Crete and Monee Townships in Will County, and portions of Lee, Boone and Knox Counties, all in the state of Illinois.

  The Company also serves 9,893 sewer customers in the Village of University Park, portions of Crete and Monee Townships in Will County, and portions of Lee and Boone Counties, all in the state of Illinois.

  Consumers Illinois obtains its water supply for its customers in Kankakee County from the Kankakee River and satellite wells while its customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone and Knox counties, its customers are supplied from deep well systems. The economy of the Company's service areas is based on agriculture and diverse light industries. Consumers Illinois' net utility plant at December 31, 1995, and utility revenues for 1995 were $94,491,000 and $19,960,000, respectively.

  CONSUMERS NEW JERSEY   Consumers New Jersey operates three divisions in New
Jersey which serve 29,904 customers in territories which are not contiguous. Each district draws its water from deep high capacity wells. The Southern Division serves a growing residential area, primarily in Camden County. The Central Division serves a growing residential area that also includes a small amount of light industry and agriculture, primarily in Mercer County. The Northern Division serves an industrial and agricultural community and outlying municipalities, primarily in Warren ounty, that are experiencing modest growth. Consumers New Jersey's net utility plant at ecember 31, 1995, and utility revenues for 1995 were $51,508,000 and $11,324,000 espectively.

     SHENANGO      Shenango and its wholly-owned Ohio subsidiary, Masury Water
Company, which raws its water from the Shenango River, serve 17,379 residential, commercial, industrial and holesale customers in the cities of Sharon and Farrell, the boroughs of Wheatland, New ilmington and West Middlesex, and portions of Hermitage, Mercer, Pulaski and Shenango ownships, all in Pennsylvania, and Trumbull County, Ohio. The economy of the area is largely ased on heavy industrial manufacturing. Shenango's net utility plant at December 31, 1995, and tility revenue for 1995 were $26,443,000 and $7,499,000 respectively.

     ROARING CREEK    Roaring Creek, which draws its water from a 12,000 acre
watershed, serves 7,168 residential, commercial, and industrial customers in the City of Shamokin and other ortions of Northumberland, Columbia and Schuylkill Counties, all in Pennsylvania. The conomy of the area is based on light industrial and service oriented employment. Roaring Creek's net utility plant at December 31,1995, and utility revenue for 1995 were $35,035,000 and $7,496,000, respectively.

UTILITY SERVICES

     CAT and its wholly-owned subsidiary EnviroAudit, provide services primarily in the areas of Meter Installations, Environmental Engineering, Corrosion Engineering, Contract Operations and Water Conservation Services to municipalities, government and private industry. CAT has three main regional profit centers, New England Region, Mid-Atlantic Region and Southeast Region. Within these regions there are five separate office locations.

     CAT is presently involved with meter installation projects in New Jersey, New York City and Fall River, Massachusetts. The Fall River contract and a new New York City contract are expected to account for an additional $5 million in revenue for 1996-1997. CAT is also expanding its role nationwide in submetering for private property owners and has ongoing contracts throughout the south east and west.

     CAT continues to expand its environmental services, which are primarily property site surveys, contamination assessments, remediation design, installation of groundwater treatment systems and system operation. Groundwater treatment systems are now being constructed or operated in New York and Wisconsin.

     CAT continues to provide operation services at Merrill Creek where it provides operations and management staff for the pumped storage and recreation facility. This contract will be up for renewal at the end of 1996.

     The Corrosion Engineering business area of CAT provides cathodic protection engineering and construction for gas mains, underground tanks, water tanks and power plants. In addition, the protective services group is working on various bridge painting projects in the northeast to monitor lead paint removal. Currently, CAT has a three year contract to monitor the work being done on the Queensboro Bridge in New York City.

     EMPLOYEES

     Consumers Water Company and its subsidiaries employed 618 people as of December 31, 1995, of which 460 were employed by the Consumers Utility Subsidiaries. Non-supervisory personnel at the Company's Utility Subsidiaries in Ohio, Pennsylvania and Illinois are covered by collective bargaining agreements. Employee relations are considered by management to be satisfactory throughout the Company.

     FOREIGN OPERATIONS

     The Company had no foreign operations or export sales in 1995.

ITEM 2.  PROPERTIES

     (a)     Description

     See Item 1. "Consumers Water Subsidiaries" for description of Consumers' principal properties and encumbrances thereon.

Consumers' properties are located as follows:

     ILLINOIS
     --------

     (1) Consumers Illinois Water Company with six divisions in Kankakee, Danville, University Park, Sublette, Oak Run and Candlewick, Illinois.

     OHIO
     ----

     (2) Consumers Ohio Water Company with corporate offices in Poland and five operating divisions located in Massillon, Struthers, Mahoning Valley, Geneva and Mentor, Ohio.
     (3)     Masury Water Company located in Trumbull County, Ohio.

     PENNSYLVANIA
     ------------

     (6) Consumers Pennsylvania Water Company -- Susquehanna Division located in Sayre, Pennsylvania
     (7) Consumers Pennsylvania Water Company -- Shenango Valley Division located in Sharon, Pennsylvania.
     (8) Consumers Pennsylvania Water Company -- Roaring Creek Division located in Shamokin, Pennsylvania.

    NEW JERSEY
    ----------

     (9) Consumers New Jersey Water Company with corporate offices in Hamilton and operating divisions in Blackwood, Hamilton Square and Phillipsburg, New Jersey.

     CONNECTICUT
     -----------

     (10) Consumers Applied Technologies, Inc. headquartered in Wallingford, Connecticut with regional offices in Massachusetts, New Jersey, and Florida.
     (11)    EnviroAudit, Ltd. located in Centerbrook, Connecticut.

     NEW HAMPSHIRE
     -------------

     (12) Consumers New Hampshire Water Company located in Londonderry, New Hampshire.

     MAINE
     -----

     (13) Consumers Maine Water Company with seven divisions located in Kezar Falls, Freeport, Oakland, Rockport, Skowhegan, Greenville, and Millinocket, Maine.
     (14)    Consumers' corporate headquarters located in Portland, Maine.

ITEM 3.  LEGAL PROCEEDINGS

     Various environmental orders and policies affecting the Consumers Water Subsidiaries are described above under the caption "Environmental Regulation."

(a)  OHIO WATER MERCURY SPILL
In March, 1993, an outside contractor spilled a small amount of mercury while working at one of Consumers Ohio's water treatment plants. Several areas in and around the plant were contaminated by the spill. Although no mercury has contaminated Consumers Ohio's water supply, Consumers Ohio is continuously monitoring the situation to maintain water quality. Consumers Ohio contacted all appropriate regulatory agencies and the clean up has been completed. The total cost to clean up the spill was approximately $900,000. Consumers Ohio has received $100,000 from its insurer and is currently seeking
recovery of all the clean up costs from the contractor.   On December 20,
1993, A.P. O'Horo Company filed a complaint against Consumers Ohio in Lake County Court of Common Pleas seeking recovery of the retainage of approximately $400,000 that Ohio is withholding on this project. On December 30, 1993, Consumers Ohio filed a counter claim against A.P. O'Horo Company seeking recovery of all past and future costs relating to the spill. Consumers Ohio has reached a tentative settlement in the suit that A.P. O'Horo had filed seeking recovery of the retainage for approximately $400,000. Consumers Ohio is continuing to pursue its suit against O'Horo, which is seeking recovery of the costs of the spill.While there can be no assurance as to the ultimate outcome of Consumers Ohio's efforts to obtain such recovery, management believed it probable that Consumers Ohio would recover clean up costs from the contractor and/or the contractor's insurers and, therefore, deferred the cost incurred in connection with the spill.

      Due to the progress of the case to date and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim.

(b)  SCHIAVI HOMES LITIGATION
In 1994, the Penobscot Indian Nation had commenced litigation against the Company, a former subsidiary of the Company, a current subsidiary of the Company and John H. Schiavi, a Director of the Company, among others. The Complaint filed in the case alleged, among other things, that one or all of the defendants defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations in connection with the acquisition of the assets of SHC Corporation, then a subsidiary of the Company, by a Maine limited partnership in which the Penobscot Indian Nation held a limited partnership interest.

     On October 25, 1995, the United States District Court for the District of Maine issued an Order granting the summary judgment motions of certain of the defendants, including the Company, its current and former subsidiaries and John H. Schiavi. The Plaintiff has indicated it will file an appeal with the First Circuit Court of Appeals.

(c) CANDLEWICK TREATMENT PLANT LITIGATION. On August 25, 1995, the State of Illinois filed a Complaint in the Circuit Court of the 17th Judicial Court of Illinois in Boone County, Illinois, against the Company and its subsidiary, Consumers Illinois, alleging violation of the effluent discharge standards under various state and federal environmental regulations. The Complaint alleges that Consumers Illinois' wastewater treatment plant violated such effluent standards at various times since 1991 and seeks, among other things, a civil penalty of $10,000 per day for each day that the alleged violations have continued and a civil penalty of $50,000 for each alleged violation of the Illinois Environmental Protection Act and the Illinois Pollution Control Board's Water Pollution Regulations. Settlement negotiations between the Ilinois Attorney General and Consumers Illinois are ongoing to resolve this matter.

     On or about September 20, 1995, the Candlewick Lake Association, Inc., an association of owners of lots within a lake community development known as Candlewick Lake and served by the Consumers Illinois wastewater treatment plant, sought to intervene in the case. In its Complaint, the Candlewick Lake Association, Inc. alleges that effluents from the Consumers Illinois plant has interfered with and damaged the recreational use of Candlewick Lake. The Complaint seeks $1 million in damages from Consumers Illinois. The Company has filed a motion to dismiss the State of Illinois' Complaint as to it on the basis of lack of jurisdiction. The Company is not named as a defendant in the Complaint filed by the Candlewick Lake Association, Inc. Consumers Illinois has not yet filed an answer to the Complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market Information
     -----------------------

The common shares of Consumers trade on the NASDAQ Stock Market under the symbol: CONW. The following table sets forth the high and low last sale prices for the common shares for the periods indicated, as reported by NASDAQ, together with cash dividends declared per common share.
                                                           DIVIDENDS
    Calendar Year         HIGH              LOW             DECLARED

    1995
    First Quarter        17 1/2            15 3/8             $0.295
    Second Quarter       16 7/8            14 3/4              0.295
    Third Quarter        17 1/4            15 1/2              0.30
    Fourth Quarter       19                16 1/2              0.30
                                                              $1.19
    1994
    First Quarter        18 1/4            16 1/2             $0.29
    Second Quarter       18 3/4            15 1/2              0.29
    Third Quarter        18                15 1/2              0.295
    Fourth Quarter       18 1/2            15 3/4              0.295
                                                              $1.17
     (b)  Holders
     ------------

As of December 31, 1995, there were approximately 6,305 shareholders of record of the Registrant's common shares.

ITEM 6.  SELECTED FINANCIAL DATA.

                              (Dollars in Thousands Except Per Share Amounts)
                               1995      1994       1993       1992      1991

Operating Revenue          $101,773    $93,337    $89,084   $84,245   $79,965
Net Income from Continuing
  Operations               $ 11,303    $10,000    $12,003   $ 8,501   $ 9,791
Earnings Per Common Share:
  Continuing Operations    $   1.34    $  1.22     $  1.63   $ 1.21   $  1.52
  Total                    $   1.34    $  1.22     $   .80   $ 1.14   $  1.74
Dividends Declared Per
  Common Share             $   1.19     $ 1.17     $  1.15   $  1.13  $  1.11
Total Assets               $432,084   $401,380     $371,657  $343,033 $315,124
Long-Term Debt of Continuing
  Operations (including current maturities, sinking fund
  requirements and redeemable
  preferred stock)         $162,969    $132,648    $125,080  $131,667 $106,666

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis sets forth certain factors relative to the Company's financial condition at December 31, 1995 and the results of its operations for the three years ended December 31, 1995, as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM
--------------------

        Capital construction expenditures totaled $35.3 million in 1995, net of contributions and advances, the majority of which relates to the Company's utility subsidiaries. Projects include $2.0 million spent on a new water treatment plant in Pennsylvania, which cost $16.0 million when it was completed in the second quarter of 1995, and $3.6 million on a wastewater treatment plant in Illinois, which is expected to cost $4.2 million when it is completed in 1996 and many smaller projects throughout the Company.

        The Company expects capital expenditures for 1996 through 1998 to be $92 million, net of contributions and advances.

        The capital construction budget is down from the $103 million for the 1995-1997 planning period. The Company's capital spending is beginning to decrease as the Company has made many of the improvements required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA), and other regulations.

        In 1995, the Company completed a new $16 million water treatment plant at Consumers Pennsylvania Water Company - Roaring Creek Division. The Company has also started work on a major plant upgrade at Consumers Pennsylvania Water Company - Shenango Valley Division. This project is expected to cost $30 million when it is completed in 1999. This upgrade of one of the Company's older water treatment plants is required to keep it in compliance with current and future regulations and to meet expected increases in demand. The project is still in the planning stage. Several design and financing alternatives for this project are still being explored.

        Several of the Company's water utility subsidiaries plan to file cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. Given the large rate increases in recent years, Management expects the current increased scrutiny of rate requests by state public utility commissions to continue even with decreasing capital construction budgets.

FINANCING AND CAPITALIZATION
----------------------------

        The table below shows the cash generated and used by the Company during the twelve months of 1995.

Cash was generated from:
                                Dollars in millions
     Operations                        $ 22.4
     Long-term debt issued               48.3
     Common stock issued                  3.9
     Proceeds from sale of properties     4.2
     Decrease in funds restricted for
        construction                      2.2
     Net change in working capital        1.5
     Total Cash Generated              $ 82.5

Cash was used for:

     Capital expenditures, net of CIAC  (35.3)
     Decrease in short-term debt        (15.5)
     Repayment of long-term debt        (18.0)
     Payment of dividends               (10.0)
     Cost of acquisition                 (1.3)
     Other                               (2.7)
     Total Cash Used                 $  (82.8)
     Decrease in Cash                $   ( .3)

   Water utilities now require higher equity ratios to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This coupled with the size of the 1996 through 1998 capital expenditure program makes it likely that the Company will return to the equity market again in the next few years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until the subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. In 1995, the Company's subsidiaries issued $32 million in long-term debt. The Company had unused lines of credit available at year-end of over $44 million. In addition, the Company obtained two lines of credit for a total of $25 million, which are committed until mid 1997. At December 31, 1995, $16 million was outstanding on these lines and was shown as long-term debt on the balance sheet. In addition to the short-term debt, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations.

ACQUISITIONS AND DISPOSITIONS
-----------------------------

   On September 14, 1995, the Company, through its subsidiary Consumers New Jersey Water Company, acquired the water utility assets of Lakeland County Hospital for $1.45 million.

   Over the past five years, the Company has acquired six water systems. Although the Company currently has no material acquisitions pending, management anticipates continuing the acquisition policy of recent years.

   On June 5, 1995, the Company's Consumers Ohio Water Company subsidiary closed on the sale of Girard Lake and Liberty Lake. These two lakes once supplied raw water to the area's steel industry. The lakes have not been needed as a source of supply for several years. The lakes were sold for $2,500,000 and generated a gain, net of taxes, of $724,000.

   In October, 1994, the Damariscotta Division of Consumers Maine Water Company was taken by the local communities by eminent domain for approximately $600,000 or 75% of rate base. Consumers Maine challenged the purchase price and in February, 1995, settled for a price of $1.5 million. The gain of approximately $363,000 net of taxes was recorded in 1995. The Damariscotta Division had approximately 600 customers.

   The Company has sold four divisions with customers totaling approximately 15,000 under threat of eminent domain in the last five years. The gain on these sales totaled over $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER
-----

   In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Consumers Ohio Water Company's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury contaminated Consumers Ohio's water supply. The cleanup was completed at a total cost of approximately $900,000. Consumers Ohio has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor.
While there can be no assurances to the ultimate outcome of Consumers Ohio's efforts to obtain such recovery, Management believed it probable that Consumers Ohio would recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, deferred the cost incurred in connection with the spill. Due to the progress of the case to date and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim.

RESULTS OF OPERATIONS
---------------------

1995 Compared to 1994

UTILITY REVENUE

  Utilities revenues increased $8.8 million or 10.9% in 1995 compared to 1994 due primarily to $6.3 million in rate increases, and increased consumption due to dry weather throughout the areas served by the Consumers Water Subsidiaries. During 1995, the Company settled six rate cases providing additional annual revenues of $6.9 million. Currently, the Company has six filings pending totaling $6.1 million of requested annualized new revenue.

UTILITY OPERATING EXPENSES

  Water utility operating expenses increased approximately $3.3 million, or 5.9% in 1995 compared to 1994. Increased expenses associated with increased depreciation and property tax expense due to increased plant balances and depreciation rates accounted for most of the increase.

OTHER OPERATIONS - REVENUE AND EXPENSE

   Other operating revenues decreased $331,000 in 1995 or 2.6% compared to 1994, while other operating expenses increased by $1.3 million or 10.6% primarily due to reduced margins in meter installation work as Consumers Applied Technologies, Inc. (CAT), completes its meter installation contracts with the City of New York. CAT was unsuccessful in its bid for additional
New York City meter installation projects in the first quarter of 1995. CAT shifted its focus to higher margin technical and engineering work to help compensate for the lost contracts while still looking for opportunities in meter installation work. These efforts were unable to make up for the lost meter contracts, however and CAT had a net loss of $790,000 in 1995. An additional $2 million New York City meter installation contract was awarded in late 1995. Most of the work on this contract will be completed in 1996.

OTHER

   Interest expense was up $1,876,000 in 1995 compared to 1994, due primarily to increased debt balances.

1994 Compared to 1993

UTILITY REVENUE

Utilities revenues increased $2,205,000 in 1994 compared to 1993 primarily due to $3,884,000 in rate increases, offset by the loss of $2,326,000 in revenue from Washington Court House Division of Consumers Ohio which was sold in December, 1993. Revenue also increased $538,000 from increased consumption due to a dry spring in some of the Company's service areas, and $109,000 due to revenue from acquisitions.

UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately $1,388,000, or 2.5%. Increased depreciation and property taxes due to increased plant balances and increased health insurance costs were partially offset by the reduction in expenses of $1,641,000 due to the sale of the Washington Court House Division of Consumers Ohio.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenue increased by $2,048,000, or 18.8%, due to increased sales at CAT. Other operating expenses were up $1,274,000, or 11.5%, compared to 1993. Increased expenses at CAT were somewhat offset by the reversal of the additional accrual of $500,000 taken on the Company's self-insured health plan in 1993. Health insurance claims had returned to normal levels in 1994, allowing this reversal.

OTHER

Construction interest capitalized was up $643,000 in 1994 due to the new water treatment plant being constructed in Pennsylvania and to an adjustment to the capitalized interest of a major plant expansion in Ohio, which was completed in 1993.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Management

Report of Independent Public Accountants

Consolidated Statements of Income for Years Ended
 December 31, 1995, 1994 and 1993

Consolidated Balance Sheets at December 31, 1995
 and 1994

Consolidated Statements of Capitalization and
 Interim Financing at December 31, 1995 and 1994

Consolidated Statements of Cash Flow for Years Ended
 December 31, 1995, 1994 and 1993

Consolidated Statements of Change in Common
 Shareholders' Investment for Years Ended
 December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

Quarterly Information Pertaining to the
 Results of Operations for the Years Ended
 December 31, 1995 and 1994

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

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  List of financial statements, schedules and exhibits.
     ----------------------------------------------------------

          (1) Consolidated financial statements and notes thereto of Consumers Water Company and its subsidiaries together with the Report of Independent Public Accountants, are listed as part of Item 8 of this Form 10-K.

          (2)  Schedules

               VII Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1994 and 1993.

                    All other schedules have been omitted, since they are not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits

Exhibit
-------

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

10.2*Consumers Water Company 1988 Incentive Stock Option Plan is submitted incorporated by reference to Exhibit 10.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.3*Consumers Water Company 1993 Incentive Stock Option Plan is incorporated by reference to Appendix B to definitive proxy statement dated April 5, 1993.

10.4*Consumers Water Company 1992 Deferred Compensation Plan for Directors,
     Plan A, incorporated by reference to Exhibit 10.5.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.5*Consumers Water Company 1992 Deferred Compensation Plan for Directors,
     Plan B, incorporated by reference to Exhibit 10.5.3 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

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

10.9 Consumers Water Company Executive Severance Plan is submitted herewith as exhibit 10.9.

11.  Statement of Computation of Per Share Earnings is submitted herewith as
     Exhibit 11.

21. List of Subsidiaries of the Registrant is submitted herewith as Exhibit
    21.

23. Consent of Arthur Andersen LLP is submitted herewith as Exhibit 23.

27. Financial Data Schedule is submitted herein as Exhibit 27.

------------------------------------------------------------

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit purusant to Item 14(c) of Form 10-K.

     (b)  Reports on Form 8-K
     ------------------------

          No reports have been filed on Form 8-K.

                      CONSUMERS WATER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Peter L. Haynes                            3/19/96
   -----------------------------              -----------------
   Peter L. Haynes                                      Date
   President and Director
   (Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ John F. Isacke                             3/19/96
   -----------------------------              -----------------
   John F. Isacke                                       Date
   Senior Vice President
   (Chief Financial Officer)

By:   /s/ Gary E. Wardwell                           3/19/96
   ------------------------------             -----------------
   Gary E. Wardwell                                     Date
   Controller
   (Chief Accounting Officer)

By:   /s/ David R. Hastings, II                      3/19/96
   ------------------------------             -----------------
   David R. Hastings, II                                Date
   Chairman and Director

By:   /s/ Jack S. Ketchum                            3/19/96
   -------------------------------            -----------------
   Jack S. Ketchum                                      Date
   Director

By:   /s/ John E. Menario                            3/19/96
   -------------------------------            -----------------
   John E. Menario                                      Date
   Director

By:
   -------------------------------            -----------------
   Jane E. Newman                                       Date
   Director

By:   /s/ John E. Palmer, Jr.                        3/19/96
   ---------------------------                   ---------------
   John E. Palmer, Jr.                                  Date
   Director


By:   /s/ Elaine D. Rosen                            3/19/96
   ---------------------------                   ---------------
   Elaine D. Rosen                                       Date
   Director

By:   /s/ John W. L. White                            3/19/96
   ---------------------------                   ---------------
   John W. L. White                                     Date
   Director

By:
   ---------------------------                   ---------------
   Claudio Elia                                         Date
   Director

By:   /s/ William B. Russell                           3/19/96
   ---------------------------                   ---------------
   William B. Russell                                    Date
   Director

By: /s/ John S. Schiavi                                3/19/96
   ----------------------------                  ---------------
   John H. Schiavi                                      Date
   Director

By:   /s/ Peter L. Haynes                              3/19/96
   ----------------------------                  ---------------
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

These financial statements have been audited by Arthur Andersen LLP, the Company's independent public accountants. Their audit, in accordance with generally accepted auditing standards, resulted in the expression of their opinion. Arthur Andersen LLP's audit does not limit management's responsibility for the fair presentation of the financial statements and all other information in this annual report.

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

\s\ John F. Isacke
----------------------------------
John F. Isacke
Senior Vice President
Chief Financial Officer

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Consumers Water Company:

We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization and interim financing of CONSUMERS WATER COMPANY (a Maine corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, change in common shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Water Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                                \s\ Arthur Andersen LLP
                                        ---------------------------
                                                     ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 7, 1996

              Consumers Water Company and Subsidiaries
                 Consolidated Statements of Income


For the years ended December 31,
(In Thousands Except
Per Share Amounts)                 1995          1994            1993
Revenue and Sales:
   Water utility operations        $89,143       $80,376         $78,171
   Other operations                 12,630        12,961          10,913
                                   -------------------------------------
      Operating revenue            101,773        93,337          89,084
Costs and Expenses:                -------------------------------------
   Water utility operations         59,836        56,515          55,127
   Other operations                 13,693        12,386          11,112
                                   -------------------------------------
Operating expenses                  73,529        68,901          66,239
                                   -------------------------------------
Operating Income                    28,244        24,436          22,845
Other Income and (Expense):        -------------------------------------
   Interest expense                (13,938)       (12,497)       (11,905)
   Construction interest
capitalized                            986          1,421            778
   Preferred dividends and minority
interest of subsidiaries              (156)          (139)          (147)
   Other, net (Note 3)                 556          1,000            692
                                   --------------------------------------
                                   (12,552)       (10,215)       (10,582)
                                   --------------------------------------
Earnings from Continuing
Operations Before Income
Taxes and Gains (Losses)
from Sales of Properties            15,692         14,221         12,263
Income Taxes (Note 2)                5,497          4,623          4,128
                                   --------------------------------------
Earnings from Continuing Operations:
   Before Gains (Losses) from
Sales of Properties                 10,195          9,598          8,135
   Gains (Losses) from Sales of
Properties, Net (Note 7)             1,108            402          3,868
   Income from Continuing          --------------------------------------
Operations                          11,303         10,000         12,003
Loss from Discontinued Operations: --------------------------------------
   Before Discontinuance                 0              0           (784)
   Provision for Loss on Disposal of
Discontinued Operations                  0              0         (5,300)
   Total from Discontinued         --------------------------------------
Operations (Note 11)                     0              0         (6,084)
                                   --------------------------------------
Net Income                         $11,303        $10,000         $5,919
Weighted Average Shares            ======================================
Outstanding                          8,388          8,161          7,320
Earnings (Loss) per Common Share:
   Continuing Operations-
      Before Gains (Losses)
from Sales                           $1.21          $1.17          $1.10
      Total                          $1.34          $1.22          $1.63
   Discontinued Operations-        --------------------------------------
      Before Discontinuance          $0.00          $0.00         ($0.11)
      Loss on Disposal of
Discontinued Operations              $0.00          $0.00         ($0.72)
                                   ---------------------------------------
      Total                          $0.00          $0.00         ($0.83)
                                   ---------------------------------------
Total                                $1.34          $1.22          $0.80
                                   =======================================
Dividends Declared per
Common Share                         $1.19          $1.17          $1.15
                                   =======================================

The accompanying notes are an integral part of these consolidated financial statements.

              Consumers Water Company and Subsidiaries
                    Consolidated Balance Sheets

                                                  December 31,
(Dollars in Thousands)                       1995           1994
Assets                                     ------------------------
Property, Plant and Equipment, at cost:
   Water utility plant, in service           $436,248       $395,900
   Less - Accumulated depreciation             74,414         69,148
                                           -------------------------
                                              361,834        326,752
                                           -------------------------
   Other subsidiaries                           2,197          1,947
   Less - Accumulated depreciation              1,307          1,119
                                           -------------------------
                                                  890            828
                                           -------------------------
   Construction work in progress               18,067         21,674
                                           -------------------------
     Net property, plant and equipment        380,791        349,254
                                           -------------------------
Investments, at cost                            1,762          1,984
                                           -------------------------
Current Assets:
   Cash and cash equivalents (Note 1)           2,576          2,906
   Accounts receivable, net of reserves of
$848 in 1995 and $682 in 1994                  12,719         10,465
   Unbilled revenue                             7,014          8,966
   Inventories (Note 1)                         2,833          2,258
   Prepayments and other                        6,143          6,116
                                           -------------------------
      Total current assets                     31,285         30,711
Other Assets:                              -------------------------
   Funds restricted for construction
activity (Note 3)                                 287          2,503
   Deferred charges and other assets           17,959         16,928
                                           -------------------------
                                               18,246         19,431
                                           -------------------------
                                             $432,084       $401,380
Shareholders' Investment and Liabilities: ========================= Capitalization (See Separate Statement)
   Common shareholders' investment           $105,999       $100,928
   Preferred shareholders' investment           1,069          1,069
   Minority interest                            2,355          2,218
   Long-term debt                             162,161        130,038
                                           -------------------------
      Total capitalization                    271,584        234,253
                                           -------------------------
Contributions in Aid of Construction           67,439         61,576
Current Liabilities:                       -------------------------
   Interim Financing
(See Separate Statement)                       12,537         29,816
   Accounts payable                             6,060          5,916
   Accrued taxes (Note 2)                       7,611          6,496
   Accrued interest                             3,609          3,435
   Accrued expenses and other                  13,632         12,352
                                           -------------------------
      Total current liabilities                43,449         58,015
Commitments and Contingencies (Note 10) ------------------------- Deferred Credits:
   Customers' advances for construction        22,507         21,917
   Deferred income taxes (Note 2)              22,260         20,613
   Unamortized investment tax credits           4,845          5,006
                                           -------------------------
                                               49,612         47,536
                                           -------------------------
                                             $432,084       $401,380
                                           =========================

The accompanying notes are an integral part of these consolidated financial statements.

              Consumers Water Company and Subsidiaries
             Consolidated Statements of Capitalization
                        and Interim Financing

                                                         December 31,
(Dollars in Thousands)                                1995          1994
Capitalization (Notes 3 and 5)                      ----------------------
Common shareholders' investment:
   Common stock, $1 par value
   Authorized: 15,000,000 shares
       Issued: 8,494,686 shares in 1995
and 8,259,685 shares in 1994                       $ 8,495         $  8,260
   Amounts in excess of par value                   71,718           68,084
   Reinvested earnings                              25,786           24,584
                                                  -------------------------
                                                   105,999          100,928
Preferred shareholders' investment:               -------------------------
   Preferred stock, $100 par value                   1,069            1,069
Minority interest:                                -------------------------
   Common stock, at equity                             677              540

   Preferred stock                                   1,678            1,678
                                                  -------------------------
                                                     2,355            2,218
Long-term debt:                                   -------------------------
   First mortgage bonds, debentures and
promissory notes-
   Maturities           Interest Rate Range

   1995                 9.00% to 13.88%                -              1,608
   1996                 6.10% to 11.00%                 58              145
   1997                 5.94% to 6.47%              16,019            1,437
   1998                 5.94%                            7               10

   1999                 7.00% to 8.50%                  63            1,447
   2000                 8.59%                           15                -
   2001-2005            8.00% to 8.75%               7,425           10,212
   2006-2010            9.50% to 10.55%             12,480           13,033
   2011-2015            1.00% to 9.50%              10,018           10,077
   THEREAFTER           0.00% to 10.40%            116,783           94,579
                                                  -------------------------
   Total first mortgage bonds,
debentures and notes                               162,868          132,548
   Less - Sinking fund requirements
and current maturities                                 707            2,510
                                                  -------------------------
                                                   162,161          130,038
                                                  -------------------------
   Total capitalization                            271,584          234,253
                                                  -------------------------
Interim financing (Note 4):
   Notes payable                                    11,830           27,306
   Sinking fund requirements and
current maturities                                     707            2,510
                                                  -------------------------
   Total interim financing                          12,537           29,816
                                                  -------------------------
Total capitalization and interim financing        $284,121         $264,069
                                                  =========================

The accompanying notes are an integral part of these consolidated financial statements.

              Consumers Water Company and Subsidiaries
                Consolidated Statements of Change in
                  Common Shareholders' Investment

For the years ended December 31, 1995, 1994 and 1993

                           Number of Shares,
                             $1 par value,       (Dollars in Thousands)
                              Issued and        Excess of       Reinvested,
                              Outstanding       Par Value         Earnings
                              --------------------------------------------
Balance, December 31, 1992      7,129,639       $50,157           $26,956
  Net income                                                        5,919
  Cash dividends:
     Common shares                                                 (8,584)
     Preferred shares                                                 (56)
  Dividend Reinvestment Plan      187,679         3,280
  Employee benefit plans           34,051           569
  Stock Issue                     690,000        10,652
  Other                              -                4
                              ----------------------------------------------
Balance, December 31, 1993      8,041,369        64,662            24,235
  Net income                                                       10,000
  Cash dividends:
     Common shares                                                 (9,594)
     Preferred shares                                                 (56)
  Dividend Reinvestment Plan      193,908         3,049
  Employee benefit plans           24,408           389
  Other                              -              (16)               (1)
                              --------------------------------------------
Balance, December 31, 1994      8,259,685        68,084            24,584
  Net income                                                       11,303
  Cash dividends:
     Common shares                                                (10,044)
     Preferred shares                                                 (56)
  Dividend Reinvestment Plan      212,149         3,280
  Employee benefit plans           22,852           371
  Other                              -              (17)               (1)
                              --------------------------------------------
Balance, December 31, 1995      8,494,686       $71,718           $25,786
                              ============================================

The accompanying notes are an integral part of these consolidated financial statements.

              Consumers Water Company and Subsidiaries
               Consolidated Statements of Cash Flows

                                          For the years ended December 31,
(Dollars in Thousands)                    1995         1994            1993
                                       -------------------------------------
Operating Activities:
   Net income                          $11,303       $10,000         $5,919
Adjustments to Reconcile Net
Income to Net Cash Provided by
Operating Activities:

  Depreciation and amortization         10,481         8,993          7,994
  Deferred income taxes and
investment tax credits                   1,768         1,777          6,417
  Gains on sales of properties          (1,108)         (402)        (3,869)
  Changes in assets and liabilities:
    Increase in accounts receivable and
    unbilled revenue                      (338)       (2,471)        (1,202)
   (Increase) decrease in inventories     (575)         (465)            70
   (Increase) decrease in prepaid
   expenses                                (27)          408         (1,203)
   Increase in accounts payable and
   accrued expenses                      2,453         1,013          4,134
Change in other assets, net of change
in other liabilities of continuing
operations                              (2,516)       (1,883)         (4,847)
Change in assets, net of change
in liabilities of discontinued
operations                                  -          1,308          (1,428)
Loss on disposal of  discontinued
operations (Note 11)                        -            -             5,300
                                      --------------------------------------
   Total adjustments                    10,138         8,278          11,366
   Net cash provided by operating     --------------------------------------
   activities                           21,441        18,278          17,285
                                      --------------------------------------
Investing activities:
   Capital expenditures                (40,516)      (39,345)        (34,655)
   (Increase) decrease in funds
   restricted for construction
   activity                              2,216         7,005          (4,415)
   Increase (decrease) in construction
   accounts payable                        126            28             911
   Net cash cost of acquisitions
   (Note 6)                             (1,300)       (1,426)           (260)
   Net proceeds from sales of
   properties (Note 7)                   4,235            659          10,239
   Net cash used in investing          --------------------------------------
      activities                       (35,239)       (33,079)        (28,180)
Financing activities:                  --------------------------------------
   Net borrowing (repayment) of
   short-term debt                     (15,476)         7,630          10,340
   Proceeds from issuance of
   long-term debt                       48,349          9,053          19,429
   Repayment of long-term debt         (18,029)        (1,485)        (25,989)
   Proceeds from issuance of stock       3,876          3,640          15,408
   Advances and contributions in
   aid of construction, net of
   repayments                            5,223          4,147           3,879
   Taxes paid by developers on
   advances and contributions in aid
   of construction                       (513)           (726)           (583)
   Cash dividends paid                 (9,962)         (9,545)         (8,364)
      Net cash provided by financing -----------------------------------------
      activities                       13,468          12,714          14,120
   Net increase (decrease) in cash   -----------------------------------------
   and cash equivalents                  (330)         (2,087)          3,225
Cash and cash equivalents at
   beginning of year                    2,906           4,993           1,768
   Cash and cash equivalents at      -----------------------------------------
   end of year                         $2,576          $2,906          $4,993
                                     =========================================
Supplemental disclosures of cash flow
information from continuing operations

   Cash paid during the year for:
      Interest (net of amounts
      capitalized)                    $12,532         $10,712         $10,540
      Income taxes                     $2,879          $4,123          $3,570
Noncash investing and financing
activities for the year:
  Assets acquired for a note payable     $150            -               -
  Property advanced or contributed     $1,230          $2,713            $855

The accompanying notes are an integral part of these consolidated financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

   Consumers Water Company (Consumers or the Company) is a holding and management company whose principal business is the ownership and operation of water utility subsidiaries. Consumers owns directly or indirectly at least 90% of the voting stock of 8 water companies (the Consumers Water Subsidiaries) which operate 27 separate systems providing water service to approximately 223,000 customers in six states. The Company also owns 100% of Consumers Applied Technologies, Inc. (CAT), formerly C/P Utility Services, which provides services primarily in the areas of meter installation, environmental engineering, corrosion engineering, contract operations and water conservation. CAT has three main regional profit centers: New England, Mid Atlantic and Southeast regions.

Principles of Consolidation
---------------------------

   The accompanying consolidated financial statements include the accounts of Consumers and its water utility and utility services subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The 1993 consolidated financial statements and related footnote information have been restated to reflect the Company's manufactured housing subsidiary, Burlington Homes of New England, as discontinued operations. See Note 11.

Regulation
----------

   The rates, operations, accounting and certain other practices of the Company's utility subsidiaries are subject to the regulatory authority of State Public Utility Commissions.

Property, Plant and Equipment
-----------------------------

   The utility subsidiaries generally capitalize interest at current rates on short-term notes payable used to finance major construction projects. Utility plant construction costs also include payroll, related fringe benefits and other overhead costs associated with construction activity. Depreciation is provided principally at straight-line composite rates. The consolidated provision, based on average amounts of depreciable utility plant (which excludes contributions in aid of construction and customers' advances for construction for most subsidiaries), approximated 2.7% in 1995, 2.5% in 1994 and 2.4% in 1993. Under composite depreciation, when property is retired or sold in the normal course of business, the entire cost, including net cost of removal, is charged to accumulated depreciation, and no gain or loss is recognized. The CAT depreciates property and equipment using the straight-line method over the estimated useful lives of the assets, generally five to ten years.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

   All of the utility subsidiaries accrue estimated revenue for water distributed but not yet billed as of the balance sheet date. Unbilled revenue also includes amounts for work performed but not yet billed for Consumers Applied Technologies, Inc. CAT accounts for contracts using the percentage-of-completion method for long-term contracts and the completed contract method for short-term contracts.

Cash Flows
----------

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less, which are not restricted for construction activity to be cash equivalents.

Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------

   The carrying amount of cash, temporary investments, notes receivable and preferred stock approximate their fair value. The fair value of long-term debt based on borrowing rates currently available for loans with similar terms and maturities is approximately $165 million.

Inventories
-----------

   Inventories generally consist of materials and supplies. They are stated at the lower of cost (average cost method) or market.

Other Assets
------------

   Deferred charges consist primarily of financing charges, rate case, other expenses, and two notes receivable totaling $1,392,000.
   Deferred rate case expenses are amortized over periods allowed by the governing regulatory authorities, generally one to three years. Other assets also include preliminary survey and investigation costs and certain items amortized, subject to regulatory approval, over their anticipated period of recovery. Deferred financing charges are amortized over the lives of the related debt issues.

Customers' Advances/Contributions in Aid of Construction
--------------------------------------------------------

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

Income Taxes
------------

   The Company and its subsidiaries file a consolidated federal income tax return. The rate-making practices followed by most regulatory agencies allow the utility subsidiaries to recover, through customer rates, federal and state income taxes payable currently and deferred taxes related to certain temporary differences between pretax accounting income and taxable income. The income tax effects of other temporary differences are flowed through for rate-making and accounting purposes. The Company expects that deferred taxes not collected will be recovered through customer rates in the future when such taxes become payable.

Investment Tax Credits
----------------------

   Investment tax credits of utility subsidiaries are deferred and amortized over the estimated useful lives of the related properties. Effective January 1, 1986, investment tax credits were eliminated by the Tax Reform Act of 1986 except for property meeting the transitional rules.

Earnings (Loss) Per Common Share
--------------------------------

   Earnings (loss) per common share are based on the annual weighted average number of shares outstanding and common share equivalents. The effect of employee stock options, which are included as common share equivalents, is not significant.

New Accounting Pronouncements: SFAS No. 121
-------------------------------------------

   SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). This statement imposes a stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company will adopt this standard in 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

(2)  INCOME TAX EXPENSE

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes.
Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the accompanying Consolidated Balance Sheets. Net regulatory assets of approximately $3.7 million and $3.9 million at December 31, 1995 and 1994 respectively are reflected in the balance sheet.

   Accumulated deferred taxes consisted of tax assets of $599,000, $985,000 and $893,000 related to alternative minimum tax offset by liabilities of $22,347,000, $21,054,000 and $19,665,000, which are predominanty related to accumulated depreciation and other plant related differences in 1995, 1994 and 1993, respectively. The Company believes that all deferred income tax assets will be realized in the future; therefore, a valuation allowance has not been recorded.

     The components of income tax expense from continuing operations reflected in the Consolidated Statements of Income are as follows:

                                    For the Years Ended December 31,
(Dollars in Thousands)             1995           1994           1993
Federal:                          -------------------------------------
  Currently payable               $4,646         $4,209         $3,077
  Deferred                         1,413            561          2,827
  Investment tax credit, net of
    amortization                    (190)          (139)         (  291)
                                  --------------------------------------
                                  $5,869         $4,631          $5,613
State:                            --------------------------------------
  Currently payable                 214            506             134
  Deferred                          265          (  13)            195
 State investment tax credit,
   net of amortization               29             -               -
                                  --------------------------------------
                                    508            493             329
                                  --------------------------------------
  Total provision                $6,377         $5,124          $5,942
                                 =======================================
The provision for income tax
   expense is reflected in:
  Income taxes                   $5,497         $4,623          $4,128
  Gains (Losses) from sales of
     properties                     920            242           1,735
  Other income                      (40)           259              79
                                 ---------------------------------------
  Total provision                $6,377         $5,124          $5,942
                                 =======================================

     The table below reconciles the federal statutory rate to a rate computed by dividing income tax expense, as shown in the previous table, by income from continuing operations before income tax expense.

                                   1995            1994          1993
                                ----------------------------------------
Statutory rate                     34.0%           34.0%         34.0%
State taxes, net of
federal benefit                     1.9             2.2           1.2
Effect of decrease in statutory
  rate on reversing timing items   ( .2)           ( .2)         ( .1)
Investment tax credit              (1.0)           (1.0)         ( .8)
Other                               1.4            (1.1)         (1.2)
                                -----------------------------------------
                                   36.1%           33.9%         33.1%
                                =========================================
(3)  LONG-TERM DEBT

Maturities and sinking fund requirements of the first mortgage bonds, debentures and notes, including capitalized leases, are $707,000 in 1996, $16,645,000 in 1997, $836,000 in 1998, $826,000 in 1999, $2,010,000 in 2000,
and $141,845,000 thereafter.
   Substantially all of the Company's water utility plant is pledged as security under various indentures or mortgages. The indentures restrict cash dividends and repurchases of the Company's common stocks. The various water utility subsidiaries' indentures generally prohibit the payment of dividends on common shares in excess of retained earnings plus a stated dollar amount. Approximately $32.9 million of reinvested earnings were not so restricted at December 31, 1995.
   In 1993, funds restricted for construction activity of $9.5 million was obtained through the issuance of tax exempt bonds, the use of which is restricted for utility plant construction. Interest income earned is included in Other, net in the accompanying Consolidated Statements of Income.

(4)  NOTES PAYABLE

Notes payable are incurred primarily for temporary financing of plant expansion. It is the subsidiaries' intent to repay these borrowings with the proceeds from the issuance of long-term debt or equity securities. Certain information related to the borrowings of the continuing operations is as follows:

(Dollars in Thousands)              1995           1994            1993
                                 ---------------------------------------
Unused lines of bank credit       $43,670        $56,694       $ 82,574
Borrowings outstanding at
  year-end                         11,830         27,306         19,676
                                 ---------------------------------------
Total lines of bank credit        $55,500        $84,000       $102,250
Monthly average borrowings       =======================================
  during the year                 $24,795        $27,679       $ 20,660
Maximum borrowings at any        =======================================
  month-end during the year       $34,915        $34,600       $ 34,619
Weighted average annual interest =======================================
  rate during the year                7.5%          6.6%           4.5%
Weighted average interest rate on=======================================
  borrowings outstanding at year-end  7.3%          7.0%           4.7%
                                 =======================================
(5)  SHAREHOLDERS' INVESTMENT

As of December 31, 1995, the Company reserved issuable common shares for the following purposes:

          Dividend Reinvestment Plan       411,671
          401(k) Savings Plan              198,405
          Stock Option Plans               207,071
                                          ---------
                                           817,147

   The stock option plans approved by stockholders in 1988 and 1993 provide for the sale of shares to eligible key employees of the Company and its subsidiaries. The plans provide that option prices shall not be less than 100% of the fair market value on the date of the grant. The options expire after five years. During 1995, 27,000 options were granted, no options were exercised and 38,493 options lapsed and were cancelled. During 1994, 29,000 options were granted, 1,980 options were excercised, and 34,833 options lapsed and were cancelled. During 1993, 34,500 options were granted, 13,091 options were exercised and 13,445 options lapsed and were cancelled. At December
31, 1995, options for 112,954 shares were exercisable at prices of $16.5, $17.75, $18.50, $18.25, $17.25, and $16.75 per share. No options were exercised in 1995. Stock options were exercised in 1994 at $18.25 and $16.50 per share. Stock options were exercised in 1993 at $19.25, $18.25, $17.75, $16.75 and $16.50.

   Information regarding outstanding preferred stock ($100 par value) of the Company and its subsidiaries is as follows:

                                                                              Par Value
                                                                    Shares    of Shares
                             Cumulative      Current                Issues  Outstanding
                               Dividend   Call Price     Shares   and Out-  (Dollars in
                                  Rate%    Per Share Authorized   standing    Thousands)
----------------------------------------------------------------------------------------
Consumers Pennsylvania--
  Shenango Valley Division          5        $110       10,000      9,964        $996
Consumers Illinois Water Company    5 1/2     107        5,000      3,577         358
Consumers Maine Water Company       5         105        4,000      2,750         275
Consumers Water Company             5 1/4     105       30,000     10,694       1,069
Consumers Water Company             -        None      120,000       -            -


   Of the total 30,000 Consumers Water Company preferred shares authorized with voting rights, 15,925 shares have been designated 5-1/4% Cumulative Preferred Stock Series A. The remaining 14,075 shares are undesignated. The difference between par value and acquisition price was credited to amounts in excess of par value.

(6)  ACQUISITION

   On September 14, 1995, the Company, through its subsidiary, Consumers New Jersey Water Company, acquired the water utility assets of Lakeland County Hospital for $1,450,000.
   On September 2, 1994, the Company, through its subsidiary Consumers Pennsylvania Water's Roaring Creek Division, acquired the assets of Ralpho Township water system for $1,426,000.
   On December 7, 1993, the Company, through its subsidiary Consumers Applied Technologies, Inc. acquired the assets of EnviroAudit, Ltd., an environmental services company, for $260,000.
   All of these acquisitions were accounted for using the purchase method of accounting, and the results of their operations have been included in the consolidated financial statements since the date of acquisition.

(7)  DISPOSITION

   On June 5, 1995, the Company's Consumers Ohio Water Company subsidiary closed on the sale of Girard Lake and Liberty Lake. These two lakes once supplied raw water to the area's steel industry.
The lakes have not been needed as a source of supply for several years. The lakes were sold for $2.5 million and generated a gain, net of taxes, of $724,000. On December 29, 1994, Consumers Illinois Water Company closed on the sale of 9 acres of land in Bradley, Illinois for $667,000. This sale generated a gain, net of taxes, of $394,000.
   On October 20, 1994, the Damariscotta division of Consumers Maine Water Company was taken by the local communities by eminent domain for $600,000 or approximately 75% of rate base. Consumers Maine prepared to challenge the purchase price in court, but, instead, on February 21, 1995, reached an out of court settlement for $1,552,000. This sale generated a gain which was recorded in 1995 of approximately $363,000, net of taxes.
    On December 16, 1993, the Company sold the Washington Court House Division of Consumers Ohio to the City of Washington resulting in a gain, net of taxes, of $3.0 million. In 1993, Washington Court House Division generated $2.3 million in revenue and had 6,000 customers.
   On January 13, 1993, the Company sold the Bourbonnais wastewater collection system of Consumers Illinois Water Company to the Village of Bourbonnais for a gain, net of taxes, of approximately $847,000. The operation generated
$1.1 million in revenues and had 5,007 customers in 1992.

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

The funded status of the Plan as of December 31 is as follows:

(Dollars in Thousands)                          1995              1994
--------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations
     Vested                                    $22,441           $20,306
     Nonvested                                   1,583               654
                                              ----------------------------
Total                                           24,024            20,960
  Effect of future salary increases              7,045             5,995
                                              ----------------------------
Projected benefit obligations for services
  provided to date                              31,069            26,955
Market value of Plan assets, primarily
  invested in stocks, bonds and short-term
  funds                                         32,849            27,668
Plan assets in excess of projected            ----------------------------
  benefit obligations                            1,780               713
Unrecognized net asset existing
  as of January 1, 1987, being amortized over
  22 years                                      (2,899)           (3,108)
Unrecognized prior service cost                  2,171             2,383
Unrecognized net gain                           (3,718)           (1,866)
                                              ----------------------------
Accrued pension cost at year-end               $(2,666)          $(1,878)
                                              ============================

Net pension cost included the following items:

(Dollars in Thousands)                     1995         1994           1993
----------------------------------------------------------------------------
Service cost-benefits earned
  during the year                         $ 980        $1,151         $ 977
Interest cost on projected
  benefit obligations                     2,236         2,178         2,022
Actual loss (return) on plan asset       (6,555)        1,656        (2,502)
Net amortization and deferral             4,127        (4,322)            4
                                         -----------------------------------
Net periodic pension cost               $   788       $   663      $    501
                                         ===================================

   The expected long-term rate of return on plan assets was 9.0% in 1995, 1994 and in 1993. The salary increase assumption was 5.0% in 1995, 1994 and in 1993. The discount rate used to determine the actuarial present value of the projected benefit obligations was 8.0% in 1995, 8.5% in 1994, and 7.5% in 1993.

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

   The following table sets forth the postretirement health and life insurance plans' combined funded status.

(Dollars in Thousands)                      1995          1994         1993
-----------------------------------------------------------------------------

Accumulated postretirement benefit
   obligation                            ($3,447)      ($3,066)      ($3,873)
Plan assets at fair value                    -             -             -
Accumulated postretirement benefit       ------------------------------------
   obligation in excess of plan assets ($3,447) ($3,066) ($3,873) Unrecognized net gain from past experience different from that assumed
   and from changes in assumptions          (835)         (862)          323
Unrecognized transition obligation         2,727         2,887         3,048
                                         ------------------------------------
Accrued postretirement benefit cost      ($1,555)      ($1,041)        ($502)
                                         ====================================

   The Company's postretirement health and life insurance plans are unfunded; there are no assets for either plan and the accumulated postretirement benefit obligation for health insurance is $2,717,000 and for life insurance is $731,000.

Net periodic postretirement benefit cost included the following components;

(Dollars in Thousands)                    1995           1994           1993
-----------------------------------------------------------------------------

Service cost-benefits attributed to
   service during the period              $148           $182           $155
Interest cost on accumulated
   postretirement benefit obligation       292            286            269
Amortization of transition obligation
   over 20 years                           160            160            160
Net amortization and deferral           (    6)            -           -
Net periodic postretirement benefit    --------------------------------------
   cost                                   $594           $628           $584
                                       ======================================

   The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in 1995 and 8.5% in 1994 and 7.5% in 1993. An 8% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1995, a 10% increase for 1994 and a 15% increase for 1993. The health care cost trend rate is assumed to decrease
annually through the year 2001 to an ultimate rate of 5%.   Increasing the
assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation by $123,000 as of September 30, 1995, $112,000 as of September 30, 1994, and $300,000 as of December 31, 1993.
The effect of this increase in trend rate assumptions on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for the year ended December 31, 1995, would be an increase of $18,000.

(10)  COMMITMENTS AND CONTINGENCIES

   The Company is a party in or may be affected by various matters under litigation. The Company expects that some of its operating subsidiaries, in order to comply with the requirements of the Safe Drinking Water Act, may have to invest in significant improvements or additions including, but not limited to, the construction of treatment plants and the modification or replacement of open reservoirs. Management believes that the ultimate treatment of these expenditures and the various matters under litigation will not have a significant adverse effect on either the Company's future results of operations or financial position.
   The Company has operating leases for buildings, vehicles, water meters and office equipment. Rental expenses relating to these leases for the years ended December 31, 1995, 1994 and 1993 were approximately $1,344,000, $1,321,000, and $1,612,000, respectively. At December 31, 1995, minimum future lease payments under noncancelable operating leases are $1,385,000 in 1996, $838,000 in 1997, $692,000 in 1998, $560,000 in 1999, $471,000
in 2000 and $1,939,000 thereafter.

   In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Consumers Ohio Water Company's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury contaminated Consumers
Ohio's water supply. The cleanup was completed at a total cost of approximately $900,000. Consumers Ohio has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Consumers Ohio's efforts to obtain such recovery, Management believed it probable that Consumers Ohio would recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, deferred the costs incurred in connection with the spill. Due to the progress of the case to date and to the expected cost of litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim.

(11)  DISCONTINUANCE OF MANUFACTURED HOUSING OPERATIONS

On October 6, 1993, the Company announced its intention to dispose of its manufactured housing business, Burlington Homes of New England. The business was offered for sale. A reserve for the estimated loss on the disposal for $5,300,000, net of taxes of approximately $600,000 was recorded in 1993. On July 8, 1994, Burlington was sold for $378,000. The reserve taken in 1993 was adequate to cover the loss on the sale. The operating results of Burlington Homes prior to the date of discontinuance are shown separately on the accompanying consolidated statements of income, and all financial statements for prior periods have been restated. Total sales for Burlington Homes were $5,486,000 and $5,370,000 in 1993 and 1992, respectively.

                                                        Schedule II
              CONSUMERS WATER COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                       (Dollars in Thousands)

                                   Additions       Deductions
                           ---------------------   ----------
               Balance at   Provision                             Balance at
             Beginning of  Charged to                 Accounts        End of
Description          Year  Operations  Recoveries  Written Off          Year
-----------------------------------------------------------------------------
Allowance for
Doubtful
Accounts                  Year Ended December 31, 1995
                     --------------------------------------
                 $ 682        $750         $59        $ 643           $848


                          Year Ended December 31, 1994
                     --------------------------------------
                 $ 798        $706         $55        $ 877           $682


                          Year Ended December 31, 1993
                     --------------------------------------
                 $ 702        $599         $60        $ 563           $798



                            EXHIBIT INDEX
Exhibit
-------

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

10.9 Consumers Water Company Executive Severance Plan is submitted herewith as Exhibit 10.9.

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

                              EXHIBITS

                                                         EXHIBIT 11

           STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

                                       Years Ended December 31,
                              -------------------------------------------
                                    1995         1994         1993
                              -------------------------------------------
                              (Amounts in Thousands except per share data)

PRIMARY

Weighted average number of
 shares outstanding                8,385         8,160        7,314

Net effect of dilutive common
 stock equivalents                     3             2            6
                                --------------------------------------
Weighted average
 primary shares                    8,388         8,162        7,320
                                ======================================
Net income (loss)              $  11,303     $  10,000   $    5,919

Preferred dividends                  (56)      (    56)  (       56)
                                --------------------------------------
Earnings applicable
 to common shares              $  11,247     $   9,944   $    5,863
                                ======================================
Primary earnings (loss) per
  common share                 $    1.34     $    1.22   $     0.80
                                ======================================
FULLY DILUTED

Weighted average number of
 shares outstanding                8,385         8,160        7,321

Net effect of dilutive common
  stock equivalents                    3             2            6
                                --------------------------------------
Weighted average fully
  diluted shares                   8,388         8,162        7,327
                                ======================================
Earnings (loss) applicable to
  common shares                 $ 11,247     $   9,944   $    5,863
                                ======================================
Fully diluted earnings (loss)
  per common share              $   1.34     $    1.22   $     0.80
                                ======================================

                                                         EXHIBIT 21
                     Subsidiaries of Registrant
                         December 31, 1995
                                                                 Percentage
                                                                   Voting
                              State in Which     Year Acquired   Securities
Name of Subsidiary             Incorporated        or Formed        Owned
----------------------------------------------------------------------------

BHNE Liquidating Corp.,
Inc.                              Maine              1983           100.0%

Consumers Maine Water Company     Maine              1959            99.0%

Consumers Illinois Water
Company                           Illinois           1926           100.0%

Consumers Applied Technologies,
Inc. (and its wholly owned        Maine              1984           100.0%
 subsidiary EnviroAudit)

Consumers Land Management Co.     Maine              1984           100.0%

Consumers New Jersey Water
Company                           New Jersey         1969            96.8%

Consumers Ohio Water Company      Ohio               1973            100.0%

Consumers Pennsylvania Water
Company --  Susquehanna Division  Pennsylvania       1971            94.9%
 --  Roaring Creek Division       Pennsylvania       1985            100.0%
 --  Shenango Valley Division
  (and its wholly-owned           Pennsylvania       1926            100.0%
   subsidiary, Masury Water
   Company)                       Ohio               1926            100.0%

Consumers New Hampshire
  Water Company, Inc.             New Hampshire      1930            100.0%



--------------
EXHIBIT 10.19
--------------

                          EXECUTIVE SEVERANCE PLAN

     The Consumers Water Company Executive Severance Plan (the "Plan") is hereby adopted as of this 6th day of March, 1996, by Consumers Water Company ("Employer") for the benefit of its eligible employees.


                           WITNESSETH

     WHEREAS, the Employees (as defined below) are currently employed by Employer as executive officers; and

     WHEREAS, the Employer wishes to retain the services of the Employees and to encourage the Employees to remain with the Employer; and

     WHEREAS, Employer desires to establish the Plan to provide security to the Employees in connection with the Employees' employment with Employer or an Affiliate or Associate as defined below in the event of a Change in Control affecting Employer;

     NOW, Therefore, Employer hereby establishes the Plan as set forth below.

1.  DEFINITIONS. For purposes of this Plan:

     (a) "Affiliate" or "Associate" shall have the meaning set forth in Rule 12b-2 under the Securities Exchange Act of 1934.

     (b) "Beneficiary" shall mean the person or entity designated by an Employee, by written instrument delivered to Employer, to receive the benefits payable under this Plan in the event of his or her death. If an Employee fails to designate a Beneficiary, or if no Beneficiary survives the Employee, such death benefits shall be paid:

       (1)     to his or her surviving spouse; or
       (2) if there is no surviving spouse, to his or her living descendants per stirpes; or
       (3) if there is neither a surviving spouse nor descendants, to his or her duly appointed and qualified executor or personal representative.

     (c) A "Change in Control" shall be deemed to take place on the occurrence of any of the following events:

     (1) The acquisition by an entity, person or group (including all Affiliates or Associates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of capital stock of Employer if after such acquisition such entity, person or group (and their Affiliates or Associates) is entitled to exercise more than 30% of the outstanding voting power of all capital stock of Employer entitled to vote in elections of directors ("Voting Power");

     (2) The effective time of (i) a merger or consolidation of Employer with one or more other corporations as a result of which the holders of the outstanding Voting Power of Employer immediately prior to such merger or consolidation (other than the surviving or resulting corporation or any Affiliate or Associate thereof) hold less than 50% of the Voting Power of the surviving or resulting corporation, or (ii) a transfer of 30% of the Voting Power, or a Substantial Portion of the Property, of Employer other than to an entity of which Employer owns at least 50% of the Voting Power; or

     (3) The election to the Board of Directors of Employer of candidates who were not recommended for election by the Board of Directors of Employer in office immediately prior to the election, if such candidates constitute a majority of those elected in that particular election.

     (d) "Employee" shall mean the Chief Executive Officer, President and any Vice President of the Employer who was elected as such by the Board of Directors of the Employer and was serving as such upon a Change in Control and who has been credited with at least one year of vesting service under any Retirement Plan as defined herein, other than an Employee who is covered by an agreement providing payments and benefits upon a Change in Control that are at least as valuable, in the aggregate, as the payments and benefits provided under this Plan. "Senior Employee" shall mean any Employee who was serving as the Chief Executive Officer, President or as a Senior Vice President of the Employer upon a Change in Control.

     (e) "Good Cause" shall be deemed to exist with respect to an Employee if, and only if:

     (1) The Employee engages in acts or omissions constituting dishonesty, intentional breach of fiduciary obligation or intentional wrongdoing, in each case that results in substantial harm to the business or property of Employer or any Affiliate; or

     (2) The Employee is convicted of a criminal violation involving fraud or dishonesty.

     (f) "Good Reason" shall exist with respect to an Employee if and only if, without the Employee's express written consent:

     (1) The Employee is assigned duties materially inconsistent with his or her present duties, responsibilities and status;

     (2) There is a reduction in the Employee's rate of base salary or bonus; or

     (3) Employer or any Affiliate or Associate changes by 100 miles or more the principal location in which the Employee is required to perform services.

     (g) "Retirement Plan" shall mean any qualified or supplemental employee pension benefit plan, as defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), currently or hereinafter made available by Employer or an Affiliate or Associate in which an Employee is eligible to participate.

     (h) "Salary" shall mean the Employee's annual base salary rate at the greater of (1) the date of the Change in Control, or (2) the date the Employee's employment with the Employer or an Affiliate or Associate terminates.

     (I) "Severance Period" shall mean the period beginning on the date an Employee's employment with Employer or an Affiliate or Associate terminates under circumstances described in subsection 2(a) and ending on the date twenty-four (24) months thereafter.

     (j) "Substantial Portion of the Property of Employer" shall mean 50% of the aggregate book value of the assets of Employer, as set forth on the most recent balance sheet of Employer, prepared on a consolidated basis, by its regularly employed, independent, certified public accountants.

     (k) "Welfare Plan" shall mean any health and dental plan, disability plan, survivor income plan or life insurance plan, as defined in Section 3(1) of ERISA, currently or hereafter made available by Employer or an Affiliate or Associate in which an Employee is eligible to participate.


2.  BENEFITS UPON TERMINATION OF EMPLOYMENT.

     (a) If, at any time within twenty-four (24) months after a Change in Control occurs (i) the employment of an Employee with, Employer and all Affiliates or Associates is terminated by Employer or such Affiliates or Associates for any reason other than Good Cause, or (ii) the Employee terminates his or her employment with Employer and all Affiliates or Associates for Good Reason, Employer shall make a lump sum cash payment (A) to the Employee or his or her Beneficiary in an amount equal to three (3) years' Salary, if the Employee is a Senior Employee or (B) to the Employee or his or her beneficiary in an amount equal to two (2) years' Salary if the Employee is not a Senior Employee.

          Such payment shall be made within 30 days after the Employee's date of termination of employment.

     (b) If the employment of an Employee with Employer and all Affiliates and Associates is terminated by Employer, such Affiliates, Associates or the Employee other than under circumstances set forth in subsection 2(a), the Employee's compensation shall be paid through the date of his or her termination, and Employer shall have no further obligation with respect to the Employee under this Plan. Such termination shall have no effect upon an Employee's other rights, including but not limited to rights under any Retirement Plan, any Welfare Plan or any other employer plan or program.

     (c) Notwithstanding anything herein to the contrary, in the event that, at any time within twenty-four (24) months after a Change in Control occurs, Employer or an Affiliate or Associate shall terminate the employment of an Employee for Good Cause, Employer or such Affiliate or Associate shall give the Employee at least thirty (30) days' prior written notice specifying in detail the reason or reasons for the Employee's termination.

     (d) This Plan shall have no effect, and Employer shall have no obligations hereunder, with respect to an Employee whose employment terminates for any reason at any time other than within twenty-four (24) months after a Change in Control.

     (e) The Employee or his or her Beneficiary, or any other person entitled to receive benefits with respect to the Employee under any Retirement Plan, Welfare Plan, or other plan or program maintained by Employer or any Affiliate or Associate in which he or she participates at the date of termination of employment, shall receive any and all benefits accrued under any such Plan or other plan or program to the date of termination of employment, the amount, form and time of payment of such benefits to be determined by the terms of such Retirement Plan, Welfare Plan or other plan or program, and the Employee's employment shall be deemed to have terminated by reason of retirement, and without regard to vesting limitations in all such Plans and other plans or programs, under circumstances that have the most favorable result for the Employee thereunder. Payment shall be made at the earliest date permitted under any such Plan or other plan or program.

     (f)  During the Severance Period an Employee and his or her spouse
          And other dependents will continue to be covered by all Welfare Plans in which the Employee and his or her spouse and other dependents were participating immediately prior to the date of his or her termination as if the Employee continued to be an Employee of Employer or an Affiliate or Associate, and Employer will continue to pay the costs of coverage of the Employee and his or her spouse and other dependents under such Welfare Plans on the same basis as is applicable to active Employees covered thereunder; provided that, if participation in any one or more of such Welfare Plans is not possible under the terms thereof, Employer will provide substantially identical benefits. Coverage under any such Welfare Plan will cease if and when the Employee obtains employment with another employer during the Severance Period, and becomes eligible for coverage under any substantially similar Welfare Plan provided by his or her new employer.
          The right of an Employee and his or her spouse and other dependents to continued group health coverage under Section
          4980B of the Internal Revenue Code of 1986, or any corresponding section, shall commence at the end of the Severance Period; provided, however, that if the right to such continued group health coverage occurs due to an employee's divorce or a dependent's cessation of dependent status, then such right shall commence as of the date of the divorce or cessation of dependent status, as the case may be.

     (g) The Severance Period shall be treated as if it were a period of employment with Employer or an Affiliate or Associate for purposes of any Retirement Plan or other plan or program and shall be treated as a period of covered employment under such Plan or other plan or program if Employee was in covered employment immediately before the Change in Control or the date of his or her termination; provided that, if such treatment is not possible under the terms thereof, Employer will provide substantially identical benefits.

3.   SETOFF.

           No payments or benefits payable to or with respect to an Employee pursuant to this Plan shall be reduced by any amount the Employee or his or her spouse or Beneficiary may owe to Employer or any Affiliate or Associate, or any amount Employee may earn or receive from employment with another employer or from any other source, except as expressly provided in subsection 2(f). Benefits payable hereunder shall be reduced by the amount of benefits paid to Employee under the Employer's Severance Pay Plan, if any.

4.   DEATH.

          If an Employee's employment with Employer and all Affiliates or Associates terminates under circumstances described in subsection 2(a), then upon the Employee's subsequent death, all unpaid amounts payable to the Employee under subsection 2(a), shall be paid to his or her Beneficiary. If subsection 2(a) applies, the Employee's spouse and other dependents shall continue to be covered under all applicable Welfare Plans during the remainder of the Severance Period, if any, pursuant to subsection 2(f), and shall receive any payments owing under subsection 2(e) (as affected by subsection 2(g)) unless payments at death are specified by the applicable Retirement Plan, Welfare Plan or other plan or program.

5.   NO SOLICITATION OF REPRESENTATIVES AND EMPLOYEES.

          No Employee shall, directly or indirectly, in his or her individual capacity or otherwise, induce, cause, persuade, or attempt to induce, cause or, persuade, any representative, agent or employee of Employer or any of its Affiliates and Associates to terminate such person's employment relationship with Employer or any of its Affiliates and Associates, or to violate the terms of any agreement between said representative, agent or employee and Employer or any of its Affiliates or Associates.

6.   CONFIDENTIALITY.

           Preservation of a continuing business relationship between Employer or its Affiliates and Associates and their respective customers, representatives, and employees is of critical importance to the continued business success of Employer, its Affiliates and Associates and it is the active policy of Employer, its Affiliates and Associates to guard as confidential certain information not available to the public relating to the business affairs of Employer, its Affiliates and Associates. In view of the foregoing, no Employee shall, without the prior written consent of Employer disclose to any person or entity any such confidential information that was obtained by the Employee in the course of his or her employment by Employer or any of its Affiliates or Associates. This section shall not be applicable if and to the extent the Employee is required to testify in a legislative, judicial or regulatory proceeding pursuant to an order of Congress, any state or local legislature, a judge or an administrative law judge or is otherwise required by law to disclose such information.

7.   FORFEITURE.

          If an Employee shall at any time violate any obligation under Section 5 or 6 in a manner that results in material damage to Employer, any Affiliate or Associate, or its business, he or she shall immediately forfeit his or her right to any benefits under this Plan, and Employer and its Affiliates and Associates shall thereafter have no further obligation hereunder to the Employee or his or her spouse, Beneficiary or any other person.

8.   EMPLOYEE ASSIGNMENT.

           No interest of any Employee, his or her spouse or any Beneficiary, under this Plan, or any right to receive any payment or distribution hereunder, shall be subject in any manner to sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind, nor may such interest or right to receive a payment or distribution be taken, voluntarily or involuntarily, for the satisfaction of the obligations or debts of, or other claims against, the Employee or his or her spouse or Beneficiary, including claims for alimony, support, separate maintenance, and claims in bankruptcy proceedings.

9.   BENEFITS UNFUNDED.

           All rights under this Plan of the Employees and their spouses and Beneficiaries, shall at all times be entirely unfunded, and no provision shall at any time be made with respect to segregating any assets of Employer for payment of any amounts due hereunder. The Employees, their spouses and Beneficiaries shall have only the rights of general unsecured creditors of Employer and its Affiliates and Associates.

10.   APPLICABLE LAW.

           This Plan shall be construed and interpreted pursuant to the laws of the State of Maine.

11.  NO EMPLOYMENT CONTRACT.

           Nothing contained in this Plan shall be construed to be an employment contract between an Employee and Employer or any Affiliate or Associate.

12.  SEVERABILITY.

           In the event any provision of this Plan is held illegal or invalid, the remaining provisions of this Plan shall not be affected thereby.

13.  SUCCESSORS.

           The Plan shall be binding upon and inure to the benefit of Employer, the Employees and their respective heirs, representatives and successors.

14.  LITIGATION EXPENSES.

           Employer shall pay the litigation expenses, including reasonable attorneys' fees, incurred by any Employee, spouse or Beneficiary in a suit against Employer or any Affiliate or Associate in which such Employee, spouse or Beneficiary successfully sues to enforce his or her rights under this Plan.

15.  AMENDMENT AND TERMINATION.

           Employer shall have the right to amend this Plan from time to time and may terminate this Plan at any time; provided that within twenty-four (24) months following a Change in Control
      (I) no amendment may be made that diminishes any Employee's right in the event of a termination of employment, following such Change in Control, and (ii) the Plan may not be terminated. This Section 15 may not be amended.

16.   NOTICE.

           Notices under this Plan shall be in writing and sent by registered mail, return receipt requested, to the following addresses or to such other address as the party being notified may have previously furnished to the other party by written notice:

     If to Employer:     Brian R. Mullany
                         Consumers Water Company
                         3 Canal Plaza, 5th Floor
                         Portland, Maine 04101

     With a copy to:     Keith C. Jones, Esq.
                         Drummond Woodsum & MacMahon
                         245 Commercial St.
                         Portland Maine 04101

     If to an Employee:

     The address last indicated on the records of Employer.

17.  EXCISE TAX.

          If the payments and benefits provided under the Plan to or with respect to an Employee, either alone or with other payments and benefits, would constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code, then the payments and/or benefits under the Plan shall be reduced to the extent necessary so that no portion thereof shall be subject to the excise tax imposed by Section 4999 of the Code. Either
      Employer or the party entitled to receive the payment or benefit may request a determination as to whether the payment or benefit would constitute a parachute payment and, if requested, such determination shall be made by independent tax counsel selected by Employer and approved by such party.
      "Independent tax counsel" shall mean a law firm of recognized expertise in Federal income tax matters that has not previously advised Employer or an Affiliate or Associate.


     IN WITNESS WHEREOF, Employer has caused this instrument to be executed in its name by its duly authorized officer, all as of the day and year first above written.


ATTEST:                            CONSUMERS WATER COMPANY

                                        /s/  Peter L. Haynes
______________________________     By:___________________________
                                      Its:  President and CEO



----------
EXHIBIT 23
----------

                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 7, 1996, included in this Form 10-K, into the company's previously filed Registration Statements (Form S-3 No. 33-59375 and Forms S-8 Nos. 33-68858, 33-20994, 33-22032 and 33-57618).


/s/  Arthur Andersen LLP
--------------------------
     Arthur Andersen LLP

Boston, Massachusetts
March 19, 1996