Form 10-Q
period 1996-03-31
CONSUMERS WATER CO
filed 1996-05-07
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

                   Commission File Number 0-493

                     CONSUMERS WATER COMPANY
      (Exact name of registrant as specified in its Charter)

          Maine                                   01-0049450
- --------------------------------             --------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 identification number)

Three Canal Plaza, Portland, ME                   04101
- --------------------------------              -------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number: (207) 773-6438

- -----------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES  X   NO

The number of common shares of Consumers Water Company outstanding as of April 30, 1996, was 8,576,416.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                            PART I  ITEM I

                                         March 31,      December 31,
                                           1996             1995
                                      ---------------- ------------
                                         (Unaudited)
ASSETS
Property, Plant and Equipment, at cost:
     Water utility plant, in service          $438,237    $436,248
      Less - Accumulated depreciation           76,680      74,414
                                              --------    --------
                                               361,557     361,834
                                              --------    --------
      Other subsidiaries                         2,257       2,197
      Less - Accumulated depreciation            1,372       1,307
                                              --------    --------
                                                   885         890
                                              --------    --------
      Construction work in progress             22,012      18,067
                                              --------    --------
         Net property, plant and equipment     384,454     380,791
                                              --------    --------
Investments, at cost                             1,590       1,762
                                              --------    --------
Current Assets:
  Cash and cash equivalents                      3,226       2,576
  Accounts receivable, net of reserves of $970
     in 1996 and $848 in 1995                   11,866      12,719
  Unbilled revenue                               6,720       7,014
  Inventories                                    2,676       2,833
  Prepayments and other                          5,293       6,143
                                              --------    --------
     Total current assets                       29,781      31,285
                                              --------    --------
Other Assets:
  Funds restricted for construction activity       291         287
  Deferred charges and other assets             16,741      17,959
                                              --------    ---------
                                                17,032      18,246
                                              --------    ---------
                                              $432,857     $432,084
                                              ========    =========
The accompanying notes are an integral part of these consolidated financial statements.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               (In Thousands Except Per Share Amounts)
                            PART I  ITEM I

                                          March 31,    December 31,
                                            1996            1995
                                        ----------------------------
                                         (Unaudited)
SHAREHOLDERS' INVESTMENT
AND LIABILITIES

Capitalization:
     Common Stock, $1 par value
     Authorized: 15,000,000 shares
     Issued: 8,569,183 shares in 1996 and
                8,494,686 in 1995            $   8,569   $   8,495
     Amounts in excess of par value             72,985      71,718
     Reinvested Earnings                        25,028      25,786
                                              --------    --------
        Common shareholders' investment       $106,582    $105,999
                                              --------    --------
     Preferred shareholders' investment          1,054       1,069
     Minority interest                           2,335       2,355
     Long-term debt                            160,530     162,161
                                              --------    --------
       Total capitalization                    270,501     271,584
                                              --------    --------
Contributions in Aid of Construction            67,828      67,439
                                              --------    --------
Current Liabilities:
  Interim Financing                             18,205      12,537
  Accounts payable                               3,294       6,060
  Accrued taxes                                  7,117       7,611
  Accrued interest                               3,738       3,609
  Accrued expenses and other                    11,935      13,632
                                               -------    --------
    Total current liabilities                   44,289      43,449
                                               -------    --------
Commitments and Contingencies

Deferred Credits:
  Customers' advances for construction          22,828      22,507
  Deferred income taxes                         22,599      22,260
  Unamortized investment tax credits             4,812       4,845
                                               -------     -------
                                             $  50,239   $  49,612
                                               -------     -------
                                             $ 432,857   $ 432,084
                                              ========    ========
Book Value Per Share of Common Stock         $   12.44   $   12.48
                                              ========    ========
The accompanying notes are an integral part of these consolidated financial statements.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts)
                             (Unaudited)

                            PART I  ITEM I
                                              Three Months Ended
                                             March 31,    March 31,
                                            -------------------------
                                               1996         1995
Revenue and Sales:
  Water utility operations                    $21,902      $19,665
  Other operations                              3,153        2,865
                                             ---------     --------
  Operating revenue                            25,055       22,530
                                             ---------     --------
Costs and Expenses:
  Water utility operations                     15,701       14,639
  Other operations                              3,332        3,207
                                             ---------     --------
    Operating expenses                         19,033       17,846
                                             ---------     --------
Operating Income                                6,022        4,684
                                             ---------     --------
Other Income and (Expense):
  Interest expense                             (3,562)      (3,423)
  Construction interest capitalized               186          342
  Preferred dividends and minority
     interest of subsidiaries                     (29)         (33)
  Other net                                        91          242
                                             ---------     --------
                                               (3,314)      (2,872)
Earnings Before Income Taxes and Gains       ---------     --------
     from Sales of Properties                   2,708        1,812
  Income Taxes                                    970          580
                                             ---------     --------
Earnings from Operations :
  Before Gains from Sales of Properties         1,738        1,232
  Gains from Sales of Properties, Net              86          363
                                             ---------     ---------
Net Income                                   $  1,824     $  1,595
                                             =========     =========
Weighted Average Shares Outstanding            #8,547       #8,296

Earnings per Common Share:
  Before Gains from Sales                   $    0.20    $    0.15
                                             =========    =========
  Total                                     $     0.21   $     0.19
                                             =========    =========
Dividends Declared Per Common Share:        $     0.30       -
                                             =========    =========
The accompanying notes are an integral part of these consolidated financial statements.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (In Thousands)
                             (Unaudited)

                            PART I  ITEM I
                                              Three Months Ended
                                             March 31,   March 31,
                                               1996          1995
                                            ----------  -----------
Operating Activities:

  Net income                                $   1,824   $    1,595
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization              2,836        2,626
     Deferred income taxes and investment
        tax credits                               437          376
     Gains on sales of properties                 (86)        (363)
     Changes in assets and liabilities:
     Decrease in accounts receivable and
        unbilled revenue                        1,147          988
     Decrease in inventories                      157           14
     Decrease in prepaid expenses                 850          855
     Decrease in accounts payable and
        accrued expenses                       (3,331)      (1,952)
     Change in other assets, net of change in
        other liabilities                       ( 329)      (1,340)
                                               -------      -------
           Total adjustments                    1,685        1,204
                                               -------      -------
 Net cash provided by operating activities      3,505        2,799
                                               -------      -------
Investing activities:

  Capital expenditures                         (6,125)      (6,883)
  Funds restricted for construction activity       (4)       1,100
  Decrease in construction accounts payable    (1,495)      (1,511)
  Payment receivd on a note receivable          1,330          -
  Net proceeds from sales of properties            90        1,522
                                               -------      -------
Net cash used in investing activities          (6,204)      (5,772)
                                               -------      -------
Financing activities:

Net borrowings of short-term debt               5,670        4,629
Proceeds from issuance of long-term debt          -             32
Repayment of long-term debt                    (1,633)      (2,171)
Proceeds from issuance of stock                 1,317        1,202
Advances and contributions in aid of
    construction, net of repayments               710          673
Deferred taxes paid by developers on advances
    and contributions in aid of construction     (131)          (4)
Cash dividends paid                            (2,584)      (2,459)
                                               -------      -------
    Net cash provided by financing activities   3,349        1,902
                                               -------      -------
Net increase (decrease) in cash and cash
equivalents                                       650       (1,071)
Cash and cash equivalents at beginning
of year                                         2,576        2,906
                                               -------      -------
 Cash and cash equivalents at end of period  $  3,226     $  1,835
                                               =======      =======
Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest (net of amounts capitalized)      $3,180       $3,216
    Income taxes                               $  171       $   38

Non-cash investing and financing activities for the period:

Property advanced or contributed               $   -        $   52

The accompanying notes are an integral part of these consolidated financial statements.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                            March 31, 1996

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

B.           EARNINGS PER SHARE
             Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 3,526 in 1996 and 64 in 1995.

C.           COMMITMENTS AND CONTINGENCIES

             In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's Consumers Ohio Water Company's water treatment plant. Several areas in an around the plant were contaminated by the spill, although no mercury contaminated Consumers Ohio's water supply. The cleanup was completed at a total cost of approximately $900,000. Consumers Ohio has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Consumers Ohio's efforts to obtain such recovery, management believed it probable that consumers Ohio would recover cleanup costs from the contractor and/or the contractor's insurer and therefore deferred the cost incurred in connection with the spill. Due to the progress of the case to date and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            March 31, 1996

                           PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
OF OPERATIONS
::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::::

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at March 31, 1996 and the results of its operations for the three months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES
*******************************
CONSTRUCTION PROGRAM
=====================
Capital construction expenditures totaled $5.4 million, net of contributions and advances, in the first quarter of 1996, substantially all of which relate to the Company's utility subsidiaries. Projects include $1.3 million spent on a new water treatment plant expansion in Ohio, which is expected to cost $6.3 million when it is completed in 1996; and many smaller projects throughout the Company.

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

The Company has started work on a major plant upgrade at Consumers Pennsylvania Water Company - Shenango Valley Division. This project is expected to cost $30 million when it is completed in 1999. This upgrade of one of the Company's older water treatment plants is required to keep it in compliance with current and future regulations and to meet expected increases in demand. The project is still in the planning stage. Several design and financing alternatives for this project are still being explored.

Several of the Company's water utility subsidiaries have filed or plan to file cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs, which have been prudently incurred in the judgement of the appropriate public utility commission, have been, and are expected to continue to be, recognized in rate setting. Given the large rate increases in recent years, management expects the current increased scrutiny of rate requests by the state public utility commissions to continue even with decreasing capital construction budgets.

FINANCING AND CAPITALIZATION
==============================
The table below shows the cash generated and used by the Company during the first three months of 1996.

Cash was generated from:
                                Dollars in millions

       Operations                     $   5.0
       Common stock issued                1.3
       Proceeds from sale of properties    .1
       Increase in short-term debt        5.7
                                      ---------
       Total Cash Generated            $ 12.1
                                      ---------
Cash was used:

       Capital expenditures, net of Contributions
          and Advances                 $ (5.4)
       Repay long-term debt              (1.6)
       Pay dividends                     (2.6)
       Net change in working capital     (1.2)
       Other                             ( .6)
                                     ---------
       Total Cash Used                $ (11.4)
                                     ---------
       Increase in Cash               $    .7
                                     =========
Water utilities now require higher equity ratios to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This, coupled with the size of the Company's capital expenditure program, makes it likely that the Company will return to the equity market again in the next few years.
Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until the subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. The Company had unused lines of credit available at March 31, 1996 of $48 million. In addition, the Company obtained two lines of credit for a total of $25 million, which are committed until mid-1997. At March 31, 1996, $14.5 million was outstanding on these lines and was shown as long-term debt on the balance sheet. In addition to the short-term debt, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations.

ACQUISITIONS AND DISPOSITIONS
=============================
Over the past five years, the Company has acquired six water systems. The Company currently has no material acquisitions pending, however, the Company has agreed to purchase a small system in Maine. Management anticipates continuing the acquisition policy of recent years.

The Company has sold four divisions with customers totaling approximately 15,000 under the threat of eminent domain in the last six years. The gain on these sales totaled over $7 million including $353,000 from the sale of a small system in Maine during the first quarter of 1995. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER
=====
In March, 1993, an outside contractor spilled a small amount of mercury while working at the Company's subsidiary, Consumers Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury has contaminated Consumers Ohio Water's water supply. The cleanup has been completed at a total cost of approximately $900,000. Consumers Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Consumers Ohio Water's efforts to obtain such recovery, Management believed it probable that Consumers Ohio Water would recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, deferred the costs incurred in connection with the spill. Due to the progress of the case to date and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim.

RESULTS OF OPERATIONS
**********************
First Quarter 1996, Compared to First Quarter, 1995

UTILITY REVENUE
================
Utilities revenues increased $2,237,000 or 11.4% compared to the first three months of 1995, primarily due to $1,897,000 in rate increases. Currently, there are five rate cases pending in which over $5.9 million in additionalannual revenue is sought. The Company's water utility subsidiaries plan to file three additional cases in 1996, timed to seek recovery of and return on funds used to finance their large capital expenditure program.

UTILITY OPERATING EXPENSES
==========================
Utility operating expenses increased $1,062,000 or 7.3%. Depreciation increased $296,000 due to higher plant balances and higher depreciation rates. Property taxes increased $229,000 due to higher plant balances. The remainder of the increase was due to increased operating expenses at the new treatment plant at the Roaring Creek Division in Pennsylvania which went on line in May, 1995, and normal expense increases.

OTHER OPERATIONS - REVENUE AND EXPENSE
======================================
Other operating revenues increased $288,000 or 10.1%, while other operating expenses increased $125,000 or 3.9%. Consumers Applied Technologies has begun work on three new meter installation contracts, which are expected to generate $4.9 million in revenue over the life of the projects. In addition, CAT has increased sales in corrosion engineering work which provides higher margins. CAT continued to operate at a loss, however. It lost $152,000 in the first quarter of 1996 compared to a loss of $188,000 in the first quarter of 1995.


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            March 31, 1996

                               PART II
Item 6.            Exhibits and Reports on Form 8-K

(a)     Exhibits

27.     Financial Data Schedule is submitted herewith as Exhibit 27.

(b)     Reports on Form 8-K

 No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                              SIGNATURES
                             :::::::::::
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CONSUMERS WATER COMPANY
                            -----------------------
                                  (Registrant)

5/7/96                                             /s/ Peter L. Haynes
- ----------------------------                      ----------------------------
         Date                                      Peter L. Haynes
                                                   Chief Executive Officer

5/7/96                                            /s/ John  F. Isacke
- ----------------------------                      ----------------------------
         Date                                       John F. Isacke
                                                    Chief Financial Officer



               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                            March 31, 1996

                               PART II

Exhibit Index

27.  Financial Data Schedule is submitted herewith as Exhibit 27.