Form 10-Q
period 1996-06-30
CONSUMERS WATER CO
filed 1996-08-05
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1996

                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

                   Commission File Number 0-493

                     CONSUMERS WATER COMPANY
      (Exact name of registrant as specified in its Charter)

          Maine                                 01-0049450
- ---------------------------------        -------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            identification number)

Three Canal Plaza, Portland, ME                   04101
- ---------------------------------        -------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number: (207) 773-6438


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange ct of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of common shares of Consumers Water Company outstanding as of July 26, 1996, was 8,632,584.


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                           PART I    ITEM I

                                                June 30,  December 31,
                                                  1996       1995
                                               ---------   ----------
                                               (Unaudited)
ASSETS
Property, Plant and Equipment, at cost:
  Water utility plant, in service               $446,011     $436,248
  Less - Accumulated depreciation                 78,828       74,414
                                                ---------    --------
                                                 367,183      361,834
                                                ---------    --------
  Other subsidiaries                               2,304        2,197
  Less - Accumulated depreciation                  1,453        1,307
                                                ---------    --------
                                                     851          890
                                                ---------    --------
  Construction work in progress                   20,668       18,067
                                                --------     --------
    Net property, plant and equipment            388,702      380,791
                                                --------     --------
Investments, at cost                               1,596        1,762
                                                --------     --------
Current Assets:
  Cash and cash equivalents                        3,523        2,576
  Accounts receivable, net of reserves
    of $993 in 1996 and $848 in 1995              13,122       12,719
  Unbilled revenue                                 7,595        7,014
  Inventories                                      2,992        2,833
  Prepayments and other                            4,414        6,143
                                                --------     --------
    Total current assets                          31,646       31,285
                                                --------     --------
Other Assets:
  Funds restricted for construction activity         295          287
  Deferred charges and other assets               15,871       17,959
                                                --------     --------
                                                  16,166       18,246
                                                --------     --------
                                                $438,110     $432,084
                                                ========     ========

The accompanying notes are an integral part of these consolidated financial statements.


               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
               (In Thousands Except Per Share Amounts)

                           PART I    ITEM I

                                                June 30,  December 31,
                                                  1996        1995
                                               ---------   ---------
                                              (Unaudited)
SHAREHOLDERS' INVESTMENT
AND LIABILITIES

Capitalization:
  Common Stock, $1 par value
  Authorized: 15,000,000 shares
  Issued: 8,627,409 shares in 1996 and
    8,494,686 in 1995                             $8,627       $8,495
  Amounts in excess of par value                  73,942       71,718
  Reinvested Earnings                             24,065       25,786
                                                --------     --------
    Common shareholders' investment             $106,634     $105,999
                                                --------     --------
  Preferred shareholders' investment               1,054        1,069
  Minority interest                                2,338        2,355
  Long-term debt                                 146,008      162,161
                                                --------     --------
    Total capitalization                         256,034      271,584
                                                --------     --------
Contributions in Aid of Construction              69,061       67,439
                                                --------     --------
Current Liabilities:
  Notes payable                                   20,750       11,830
  Sinking fund requirements and
    current maturities                            15,677          707
  Accounts payable                                 5,005        6,060
  Accrued taxes                                    4,996        7,611
  Accrued interest                                 3,719        3,609
  Accrued expenses and other                      12,864       13,632
                                                --------      -------
      Total current liabilities                   63,011       43,449
                                                --------      -------

Commitments and Contingencies

Deferred Credits:
  Customers' advances for construction            22,768       22,507
  Deferred income taxes                           22,457       22,260
  Unamortized investment tax credits               4,779        4,845
                                                --------      -------
                                               $  50,004    $  49,612
                                                --------      -------
                                               $ 438,110    $ 432,084
                                                --------      -------
Book Value Per Share of Common Stock           $   12.36    $   12.48

The accompanying notes are an integral part of these consolidated financial statements.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts)

                           PART I    ITEM
                                                   Six Months Ended
                                                 June 30,     June 30,
                                                  1996         1995
                                                 --------     --------
Revenue and Sales:                                    (Unaudited)

  Water utility operations                       $44,971      $41,404
  Other operations                                 6,765        6,644
                                                 -------      -------
    Operating revenue                             51,736       48,048
                                                 -------      -------
Costs and Expenses:
  Water utility operations                        31,961       29,940
  Other operations                                 7,236        7,028
                                                 -------      -------
    Operating expenses                            39,197       36,968
                                                 -------      -------

Operating Income                                  12,539       11,080
                                                 -------      -------
Other Income and (Expense):
Interest expense                                  (7,175)      (6,906)
Construction interest capitalized                    396          654
Preferred dividends and minority
  interest of subsidiaries                           (60)         (67)
Other net                                            157          403
                                                  ------       ------
                                                  (6,682)      (5,916)
                                                  ------       ------
Earnings Before Income Taxes and Gains
  (Losses) from Sales of Properties                5,857        5,164
  Income Taxes                                     2,084        1,762
                                                  ------       ------
Earnings from Operations :

Before Gains (Losses) from Sales of Properties     3,773        3,402
Gains (Losses) from Sales of Properties, Net        (309)       1,087
                                                  ------       ------
Net Income                                     $   3,464    $   4,489
                                                  ======       ======

Weighted Average Shares Outstanding            #   8,573    #   8,328

Earnings per Common Share:

Before Gains (Losses) from Sales               $    0.44    $    0.41
                                                  ======       ======
Total                                          $    0.40    $    0.54
                                                  ======       ======
Dividends Declared Per Common Share            $    0.60    $    0.59
                                                  ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts)

                                                  Three Months Ended
                                                 June 30,      June 30,
                                                  1996          1995
                                                --------      --------
                                                      (Unaudited)
Revenue and Sales:
   Water utility operations                      $23,069      $21,739
   Other operations                                3,612        3,779
                                                 -------      -------
     Operating revenue                            26,681       25,518
                                                 -------      -------
Costs and Expenses:
   Water utility operations                      $16,260       15,301
   Other operations                                3,904        3,821
                                                 -------      -------
     Operating expenses                           20,164       19,122
                                                 -------      -------
Operating Income                                   6,517        6,396
                                                 -------      -------
Other Income and (Expense):
   Interest expense                               (3,613)      (3,483)
   Construction interest capitalized                 210          312
   Preferred dividends and minority
     interest of subsidiaries                        (31)         (34)
  Other net                                           66          161
                                                 -------      -------
                                                  (3,368)      (3,044)
                                                 -------      -------
Earnings Before Income Taxes and Gains (Losses)
   from Sales of Properties                        3,149        3,352
Income Taxes                                       1,114        1,182
                                                 -------      -------
Earnings from Operations :
Before Gains (Losses) from Sales of Properties     2,035        2,170
Gains (Losses) from Sales of Properties, Net        (395)         724
                                                 -------      -------
Net Income                                        $1,640       $2,894
                                                 =======      =======
Weighted Average Shares Outstanding                8,599        8,360

Earnings per Common Share:
Before Gains (Losses) from Sales                 $  0.24      $  0.26
Total                                            $  0.19      $  0.35
                                                 =======      =======
Dividends Declared Per Common Share              $  0.30      $  0.59
                                                 =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

              CONSUMERS WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)

                           PART I    ITEM I

                                                   Six Months Ended
                                                 June 30,     June 30,
                                                   1996        1995
                                                 --------     --------
                                                      (Unaudited)

Operating activities:

  Net income                                      $3,464       $4,489
  Adjustments to reconcile net income to net
   cash provided  by operating activities:
     Depreciation and amortization                 5,734        5,290
     Deferred income taxes and investment
       tax credits                                   693          901
     (Gains) Losses on sales of properties           309       (1,087)
     Changes in assets and liabilities:
        Increase in accounts receivable and
          unbilled revenue                          (984)      (1,956)
        Increase in inventories                     (159)        (131)
        Decrease in prepaid expenses               1,729        1,839
        Decrease in accounts payable and accrued
          expenses                                (2,788)      (1,845)
      Change in other assets, net of change in
        other liabilities                           (431)      (1,573)
                                                  -------      -------
          Total adjustments                        4,103        1,438
                                                  -------      -------
  Net cash provided by operating activities        7,567        5,927
                                                  -------      -------
Investing activities:

  Capital expenditures                           (13,333)     (15,767)
  Payment Received on a note receivable            1,330          -
  (Increase) Decrease in funds restricted for
     construction activity                            (8)       1,896
  Decrease in construction accounts payable       (1,547)      (1,419)
  Net proceeds from sales of properties               90        3,334
                                                  -------      -------
  Net cash used in investing activities          (13,468)     (11,956)
                                                  -------      -------
Financing activities:

Net borrowings (repayment) of short-term debt      8,920         (911)
Proceeds from issuance of long-term debt             -          9,032
Repayment of long-term debt                       (1,183)      (2,297)
Proceeds from issuance of stock                    2,333        2,114
Advances and contributions in aid of


  construction, net of repayments                  2,272        2,210
Deferred taxes paid by developers on advances
  and contributions in aid of construction          (315)         211
Cash dividends paid                               (5,179)      (4,934)
                                                  ------       ------
  Net cash provided by financing activities        6,848        5,425
                                                  ------       ------
Net increase (decrease) in cash and
  cash equivalents                                   947         (604)
Cash and cash equivalents at beginning of year     2,576        2,906
                                                  ------       ------
  Cash and cash equivalents at end of period     $ 3,523      $ 2,302
                                                 =======      =======
Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest (net of amounts capitalized)           $6,535       $6,277
  Income taxes                                    $2,023       $1,421

Non-cash investing and financing activities for the period


Property advanced or contributed                    $389         $276

The accompanying notes are an integral part of the consolidated financial statements.

               CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                            June 30, 1996

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

B.           EARNINGS PER SHARE

             Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 2,095 in 1996 and 32 in 1995.

C.           COMMITMENTS AND CONTINGENCIES

             In March, 1993, an outside contractor spilled a small amount of mercury while working at Consumers Ohio Water Company's water treatment plant. Several areas in an around the plant were contaminated by the spill, although no mercury contaminated Consumers Ohio's water supply. The cleanup was completed at a total cost of approximately $900,000. Consumers Ohio has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Consumers Ohio's efforts to obtain such recovery, management believed it probable that Consumers Ohio would recover cleanup costs from the contractor and/or the contractor's insurer and deferred the cost incurred in connection with the spill. Due to the progress of the case and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim.

D.           REVERSAL OF GAIN ON SALE

             In 1994, Consumers Illinois recorded a gain, net of taxes of $394,000 from the sale of nine acres of land. In 1996, as part of a rate hearing, the Illinois Commerce Commission ordered Consumers Illinois to return the gain from this sale to the customers through reduced rates. Therefore, the gain was reversed in the second quarter of 1996.
Consumers Illinois intends to challenge this decision in court.

                              PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at June 30, 1996 and the results of its operations for the three months and six months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures totaled $11.0 million, net of contributions and advances, in the first six months of 1996, substantially all of which relates to the Company's utility subsidiaries. Projects include $2.7 million spent on a new water treatment plant expansion in Ohio, which is expected to cost $6.3 million when it is completed in 1996; and many smaller projects throughout the Company.

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

The Company has started planning a major plant upgrade at Consumers Pennsylvania Water Company - Shenango Valley Division. This project is expected to cost approximately $30 million when it is completed in 2000. This upgrade of one of the Company's older water treatment plants is required to keep it in compliance with current and future regulations and to meet expected increases in demand. The project is still in the planning stage. Several design and financing alternatives for this project are still being explored.

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

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during the first six months of 1996.

Cash was generated from:
                                Dollars in millions

       Operations                    $   10.2
       Common stock issued                2.3
       Proceeds from sale of properties    .1
       Increase in short-term debt        8.9
                                     --------
       Total Cash Generated          $   21.5
                                     --------
Cash was used for:

       Capital expenditures, net of Contributions
          and Advances                $ (11.0)
       Repayment of long-term debt       (1.2)
       Payment of dividends              (5.2)
       Net change in working capital     (2.2)
       Other                             (1.0)
                                      -------
       Total Cash Used                $ (20.6)
                                      -------
       Increase in Cash               $    .9
                                      =======

Water utilities require high equity ratios to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This, coupled with the size of the Company's capital expenditure program, makes it likely that the Company will return to the equity market again in the next few years. Any cash flow not provided through a stock issuance will, as usual, be financed with short-term lines of credit until the subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. The Company had unused lines of credit available at June 30, 1996 of $53.4 million. In addition, the Company has two lines of credit totaling
$25 million, which are committed until mid-1997. At June 30, 1996, $14.9 million was outstanding on these lines, which are recorded as current maturities on the balance sheet. In addition to the short-term debt, the Company plans to continue to use tax-exempt, long-term debt financing in appropriate situations.

ACQUISITIONS AND DISPOSITIONS

Over the past five years, the Company has acquired six water systems. The Company currently has no material acquisitions pending, however, the Company has agreed to purchase two small systems in Maine. Management anticipates continuing the acquisition policy of recent years.

The Company has sold four divisions with customers totaling approximately 15,000 under the threat of eminent domain in the last several years.
The gain on these sales totaled over $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER

In March, 1993, an outside contractor spilled a small amount of mercury while working at Consumers Ohio Water's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury contaminated Consumers Ohio Water's water supply. The cleanup has been completed at a total cost of approximately $900,000. Consumers Ohio Water has received $100,000 from its insurer and is currently seeking recovery of all the cleanup costs from the contractor. While there can be no assurances to the ultimate outcome of Consumers Ohio Water's efforts to obtain such recovery, Management believed it probable that Consumers Ohio Water would recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, deferred the costs incurred in connection with the spill. Due to the progress of the case to date and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim.

RESULTS OF OPERATIONS

First Half, 1996 versus First Half, 1995

Utilities revenues increased $3,567,000 or 8.6% compared to the first half of 1995, primarily due to $3,467,000 in rate increases. During 1996, the Company settled five rate cases allowing for total annual revenues of $2.6 million. Currently, there are three rate cases pending in which $2.6 million in additional revenue is sought.

UTILITY OPERATING EXPENSES

Utility operating expenses increased $2,021,000 or 6.8%. Depreciation increased $598,000 due to higher plant balances and higher depreciation rates. Property taxes increased $517,000 due to higher plant balances. The remainder of the increase was due to increased operating expenses at the new treatment plant at the Roaring Creek Division in Pennsylvania which went on line in May, 1995, and normal expense increases.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenues increased $121,000 or 1.8%, while other operating expenses increased $208,000 or 3.0%. Consumers Applied Technologies has begun work on three new meter installation contracts, which are expected to generate $4.9 million in revenue over the life of the projects. In addition, CAT has increased sales in corrosion engineering work which provides higher margins then its meter installation operations. CAT continued to operate at a loss, however. It lost $378,000 in the first six months of 1996 compared to a loss of $285,000 in the first six months of 1995.

OTHER

Gains (losses) from sale of properties is down $1,396,000 in the first six months of 1996 as compared to the same period in 1995. The reversal of the gain in Illinois, net of the gains from some small land sales in Pennsylvania and Ohio in 1996, compares to the gain on the Damariscotta Division of Consumers Maine Water Company and the gain on the sale of Girard Lake in Ohio in 1995.

Second Quarter, 1996 versus Second Quarter, 1995

UTILITY REVENUE

Utility revenues increased $1,330,000, or 6.1%, for the three months ended June 30, 1996, as compared to the same period in 1995, due primarily to $1,570,000 in rate increases offset by $270,000 in reduced consumption due to the wet spring throughout the service territories of the Company's utility subsidiaries.

UTILITY OPERATING EXPENSES

Utility operating expenses increased $959,000 or 6.3% for the three months ended June 30, 1996, as compared to the same period in 1995. Depreciation increased $337,000 due to higher plant balances and higher depreciation rates. Property taxes increased $214,000 due to higher plant balances. The remainder of the increase was due to increased operating expenses at the new treatment plant at the Roaring Creek Division in Pennsylvania which went on line in May, 1995, and normal expense increases.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenues decreased $167,000 or 4.4%, while other operating expenses increased $83,000 or 2.2%. Consumers Applied Technologies has begun work on three new water installation contracts, which are expected to generate $4.9 million in revenue over the life of the projects. Increases in the revenue from the meter installation projects were offset by lower sales in environmental engineering business in the three months ended
June 30, 1996, as compared to the same period in 1995.

                               PART II
Item 1. LEGAL PROCEEDINGS

         a. ILLINOIS REGULATORY APPEAL. Consumers Illinois Water Company ("Consumers Illinois"), a subsidiary of the Company, has filed in the Appellate Court for the Third District of Illinois a Notice of Appeal and Petition for Review of an Order of the Illinois Commerce Commission entered on May 8, 1996 (the "Order"). The Order requires the transfer of the net gain of approximately $394,000 resulting from the sale of land owned by Consumers Illinois from the shareholders of Consumers Illinois to ratepayers in Consumers Illinois' Kankakee district in the form of reduced rates over a seven year period. The Notice of Appeal, dated July 17, 1996, was also directed to the City of Kankakee, the NutraSweet Group, Governors State University and the Village of University Park, who had intervened in the underlying rate case giving rise to the Order.

         b. SCHIAVI HOMES LITIGATION. As previously reported, on October 25, 1995, the United States District Court for the District of Maine issued an order granting the Summary Judgement Motions of certain defendants including the Company, its current and former subsidiaries and John J. Schiavi, a director of the Company, in a case brought by the Penobscot Indian Nation in which it alleged, among other things, that one or all of the defendants defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations in connection with the acquisition of the assets of SHC Corporation, then a subsidiary of the Company, by a Maine limited partnership in which the Penobscot Indian Nation held a limited partnership interest. On or about June 6, 1996, the Penobscot Indian Nation filed an appeal from the granting of summary judgement by the District Court with the United States First Circuit Court of Appeals alleging that the District Court erred in granting summary judgement to the Company and the other defendants. In connection with this litigation, John Palmer, who is a co-defendant in the suit brought by the Penobscot Indian Nation and was formerly a director and officer of SHC Corporation, brought suit against the Company and its former subsidiary, SHC Corporation, in Cumberland County Superior Court in the State of Maine on May 29, 1996 seeking reimbursement of all of his legal fees incurred in connection with his defense of the claims raised by the Penobscot Indian Nation in their original complaint. The Company has filed a motion seeking dismissal of the complaint brought by Mr. Palmer on the grounds that it fails to state a claim for which relief may be granted and is time barred.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) ELECTION OF DIRECTORS

At the Annual Meeting of Shareholders held in South Portland, Maine on
May 1, 1996, (the "Annual Meeting") the shareholders of the Company elected the following directors until the 1997 Annual Meeting and until their successors are elected and qualified, each receiving the vote of the holders of the Company's outstanding common and preferred shares, voting as one class, as follows:

                         ----------SHARES VOTED-------------        BROKER
                         FOR          AGAINST       WITHHELD        NON-VOTES

David R. Hastings        7,389,640      ---         46,566             ---
Peter L. Haynes          7,401,061      ---         35,145             ---
Jack S. Ketchum          7,398,278      ---         37,928             ---
John E. Menario          7,399,099      ---         37,107             ---
Jane E. Newman           7,383,397      ---         52,509             ---
John E. Palmer, Jr.      7,395,672      ---         40,534             ---
Elaine D. Rosen          7,370,464      ---         65,742              ---
William B. Russell       7,396,223       ---        39,983              ---
John H. Schiavi          7,303,988       ---       132,218              ---

     No existing director's term of office continued after the meeting. There was no solicitation in opposition to managment's nominees and all nominees were elected without contest.

         (b) PROPOSAL OT APPROVE THE COMPANY'S SENIOR MANAGEMENT LONG-TERM INCENTIVE PLAN

      At the Annual Meeting, the shareholders of the Company approved the adoption of the Company's Senior Managmenet Long-Term Incentive Plan by the affirmative vote of the holders of a majority of all of the company's issued and outstanding common and preferred shares, voting as one class as follows:

                                                                  BROKER
       FOR              AGAINST             ABSTAIN            NON-VOTES

       5,893,651        398,949             130,210            1,013,396


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

10.10 Consumers Water Company Senior Management Long-Term Incentive Plan is incorporated by reference to Appendix A to definitive proxy statement dated March 29, 1996.

27.          Financial Data Schedule is submitted herewith as Exhibit 27.

         (b) REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended
June 30, 1996.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CONSUMERS WATER COMPANY
                                                    (Registrant)



08/05/96                                          /s/ Peter L. Haynes
- ----------------------                        -----------------------
       Date                                           Peter L. Haynes
                                              Chief Executive Officer



08/05/96                                           /s/ John F. Isacke
- ----------------------                        -----------------------
      Date                                             John F. Isacke
                                              Chief Financial Officer


EXHIBIT INDEX

10.10 Consumers Water Company Senior Management Long-Term Incentive Plan is incorporated by reference Appendix A to definitive proxy statement dated March 29, 1996.

27.          Financial Data Schedule is submitted herewith as Exhibit 27.