Form 10-Q
period 1996-09-30
CONSUMERS WATER CO
filed 1996-11-01
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

                   Commission File Number 0-493

                     CONSUMERS WATER COMPANY
      (Exact name of registrant as specified in its Charter)

          Maine                                 01-0049450
-------------------------------          -------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           identification number)

Three Canal Plaza, Portland, ME                   04101
-------------------------------           ------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number: (207) 773-6438
----------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO

The number of common shares of Consumers Water Company outstanding as of October 23, 1996, was 8,684,331.

             CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                           PART I    ITEM I
                           ----------------

                                          September 30,   December 31,
                                              1996            1995
                                         ---------------  ------------
                                           (Unaudited)
ASSETS
Property, Plant and Equipment, at cost:
  Water utility plant, in service             $464,159       $436,248
  Less - Accumulated depreciation               81,205         74,414
                                              --------       --------
                                               382,954        361,834
                                              --------       --------
Other subsidiaries                               2,366          2,197
Less - Accumulated depreciation                  1,517          1,307
                                              --------       --------
                                                   849            890
                                              --------       --------
Construction work in progress                    9,632         18,067
                                              --------       --------
Net property, plant and equipment              393,435        380,791
                                              --------       --------
Investments, at cost                             1,602          1,762
                                              --------       --------
Current Assets:
  Cash and cash equivalents                      2,207          2,576
  Accounts receivable, net of reserves
    of $1,017 in 1996 and $848 in 1995          13,399         12,719
  Unbilled revenue                               8,171          7,014
  Inventories                                    2,839          2,833
  Prepayments and other                          2,624          6,143
                                              --------       --------
Total current assets                            29,240         31,285
                                              --------       --------
Other Assets:
  Funds restricted for construction activity       298            287
  Deferred charges and other assets             17,172         17,959
                                              --------       --------
                                                17,470         18,246
                                              --------       --------
                                              $441,747       $432,084
                                              ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

             CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                          September 30,   December 31,
                                             1996            1995
                                          ------------    ------------
                                          (Unaudited)
SHAREHOLDERS' INVESTMENT
AND LIABILITIES

Capitalization:
  Common Stock, $1 par value
  Authorized: 15,000,000 shares
  Issued: 8,681,448 shares in 1996 and
  8,494,686 in 1995                             $8,681         $8,495
  Amounts in excess of par value                74,824         71,718
  Reinvested Earnings                           25,102         25,786
                                              --------       --------
  Common shareholders' investment              108,607        105,999

  Preferred shareholders' investment             1,054          1,069
  Minority interest                              2,345          2,355
  Long-term debt                               161,388        162,161
                                              --------       --------
  Total capitalization                         273,394        271,584
                                              --------       --------
Contributions in Aid of Construction            70,480         67,439
                                              --------       --------
Current Liabilities:
  Notes payable                                 21,395         11,830
  Sinking fund requirements and current
    maturities                                     700            707
  Accounts payable                               4,548          6,060
  Accrued taxes                                  4,483          7,611
  Accrued interest                               3,324          3,609
  Accrued expenses and other                    12,817         13,632
                                              --------       --------
    Total current liabilities                   47,267         43,449
                                              --------       --------
Commitments and Contingencies

Deferred Credits:
  Customers' advances for construction          22,468         22,507
  Deferred income taxes                         23,392         22,260
  Unamortized investment tax credits             4,746          4,845
                                              --------       --------
                                                50,606         49,612
                                              --------       --------
                                              $441,747       $432,084
                                              ========       ========
Book Value Per Share of Common Stock          $  12.51       $  12.48
                                              --------       --------
The accompanying notes are an integral part of these consolidated financial statements.

             CONSUMERS WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands Except Per Share Amounts)

                                           For the nine months ended
                                          September 30,  September 30,
                                             1996           1995
                                          ------------   ------------
                                                  (Unaudited)
Revenue and Sales:
  Water utility operations                     $70,397        $66,818
  Other operations                              10,688          9,709
                                              --------       --------
    Operating revenue                           81,085         76,527
                                              --------       --------
Costs and Expenses:
  Water utility operations                      47,990         45,056
  Other operations                              11,497         10,239
                                              --------       --------
    Operating expenses                          59,487         55,295
                                              --------       --------
Operating Income                                21,598         21,232
                                              --------       --------
Other Income and (Expense):
  Interest expense                             (10,978)       (10,366)
  Construction interest capitalized                632            802
  Preferred dividends and minority interest
    of subsidiaries                               (107)          (115)
  Other net                                        313            557
                                              ---------       --------
                                               (10,140)        (9,122)
                                              ---------       --------
Earnings Before Income Taxes and Gains
  (Losses) from Sales of Properties             11,458         12,110
Income Taxes                                     4,026          4,269
                                              ---------       ---------
Earnings from Operations:
Before Gains (Losses) from Sales
  of Properties                                  7,432          7,841
Gains (Losses) from Sales of
  Properties, Net                                 (309)         1,098
                                               --------       --------
Net Income                                      $7,123         $8,939
                                               --------       --------
Weighted Average Shares Outstanding             #8,600         #8,358

Earnings per Common Share:
Before Gains (Losses) from Sales                 $0.86          $0.93
Total                                            $0.82          $1.06
                                               =========      ========
Dividends Declared Per Common Share              $0.90          $0.89
                                               =========      ========
The accompanying notes are an integral part of these consolidated financial statements.

             CONSUMERS WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands Except Per Share Amounts)

                                            For the three months ended
                                          September 30,     September 30,
                                              1996               1995
                                          -------------     -------------
                                                   (Unaudited)
Revenue and Sales:
  Water utility operations                     $25,426        $25,414
  Other operations                               3,923          3,065
                                              --------       --------
    Operating revenue                           29,349         28,479
                                              --------       --------
Costs and Expenses:
  Water utility operations                      16,029         15,116
  Other operations                               4,261          3,211
                                              --------       --------
    Operating expenses                          20,290         18,327
                                              --------       --------
Operating Income                                 9,059         10,152
                                              --------       --------
Other Income and (Expense):
  Interest expense                              (3,803)        (3,460)
  Construction interest capitalized                236            148
  Preferred dividends and minority interest
    of subsidiaries                                (47)           (48)
  Other net                                        156            154
                                              ---------      ---------
                                                (3,458)        (3,206)
Earnings Before Income Taxes and Gains from   ---------      ---------
  Sales of Properties                            5,601          6,946
Income Taxes                                     1,942          2,507
                                              ---------      ---------
Earnings from Operations:
  Before Gains from Sales of Properties          3,659          4,439
  Gains from Sales of Properties, Net            -                 11
                                              ---------      ---------
Net Income                                      $3,659         $4,450
                                              =========      =========
Weighted Average Shares Outstanding              8,654          8,416

Earnings per Common Share:
Before Gains from Sales                          $0.42          $0.53
Total                                            $0.42          $0.53
                                              =========      =========
Dividends Declared Per Common Share              $0.30          $0.30
                                              =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

              CONSUMERS WATER COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)

                                          For the nine months ended
                                                 September 30,
                                             1996               1995
                                         -----------        -----------
                                                  (Unaudited)

Operating activities:

  Net income                                    $7,123         $8,939
  Adjustments to reconcile net income to net
    cash provided  by operating activities:
      Depreciation and amortization              8,897          8,215
      Deferred income taxes and investment
        tax credits                              1,589          1,383
      (Gains) Losses on sales of properties        309         (1,098)
      Changes in assets and liabilities:
        Increase in accounts receivable and
          unbilled revenue                      (1,834)        (2,765)
        Increase in inventories                     (4)          (254)
        Decrease in prepaid expenses             3,519          3,217
        Decrease in accounts payable and
           accrued expenses                     (4,224)        (1,242)
        Change in other assets, net of
           change in other liabilities          (1,084)        (3,962)
                                              ---------      ---------
             Total adjustments                   7,168          3,494
                                              ---------      ---------
Net cash provided by operating activities       14,291         12,433
                                              ---------      ---------
Investing activities:

  Capital expenditures                         (21,726)       (24,270)
  Payment Received on a note receivable          1,330          -
  (Increase) Decrease in funds restricted for
    construction activity                          (11)         2,220
  Decrease in construction accounts payable     (1,551)          (857)
  Net cash cost of acquisitions                   (595)        (1,300)
  Net proceeds from sales of properties             90          4,221
                                              ---------      ---------
    Net cash used in investing activities      (22,463)       (19,986)
                                              ---------      ---------
Financing activities:

Net borrowings (repayment) of
  short-term debt                                9,565         (8,031)
Proceeds from issuance of long-term debt         -             36,049
Repayment of long-term debt                       (780)       (17,848)
Proceeds from issuance of stock                  3,270          2,968
Advances and contributions in aid of
  construction, net of repayments                3,833          3,074
Deferred taxes paid by developers on
  advances and contributions in aid of
  construction                                    (309)          (395)
Cash dividends paid                             (7,776)        (7,422)
                                               --------       --------
Net cash provided by financing activities        7,803          8,395
                                               --------       --------
Net increase (decrease) in cash and cash
  equivalents                                     (369)           842
Cash and cash equivalents at beginning
  of year                                        2,576          2,906
                                               --------       --------
Cash and cash equivalents at end
  of period                                     $2,207         $3,748
                                               ========       ========
Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest (net of amounts capitalized)        $10,422         $9,880
  Income taxes                                 $ 2,087         $2,505

Non-cash investing and financing activities for the period:

Property advanced or contributed                  $870           $312

The accompanying notes are an integral part of these consolidated financial statements.

             CONSUMERS WATER COMPANY AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
                        September 30, 1996

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

B.         EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is to increase the number of shares outstanding by 1,860 in 1996 and 21 in 1995.

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

D.         REVERSAL OF GAIN ON SALE

In 1994, Consumers Illinois recorded a gain, net of taxes of $394,000 from the sale of nine acres of land. In 1996, as part of a rate hearing, the Illinois Commerce Commission ordered Consumers Illinois to return the gain from this sale to the customers through reduced rates. Therefore, the gain was reversed in the second quarter of 1996. On July 17, 1996, Consumers Illinois filed in the Appellate
Court for the third District of Illinois a Notice of Appeal and Petition for Review of the Commission's Order.

                         PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at September 30, 1996 and the results of its operations for the three months and nine months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures totaled $17.9 million, net of contributions and advances, in the first nine months of 1996, substantially all of which relates to the Company's utility subsidiaries. Projects include $3.1 million spent on a new water treatment plant expansion in Ohio, which is expected to cost $6.3 million when it is completed in 1996; and many smaller projects throughout the Company.

The Company expects capital expenditures for 1996 through 1998 to be $92 million, net of contributions and advances. The capital construction budget is down from the $103 million for the 1995-1997 planning period as a result of the completion of many of the improvements required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA), and other regulations.

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

Several of the Company's water utility subsidiaries have filed or plan to file cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs, which have been prudently incurred in the judgement of the appropriate public utility commission, have been, and are expected to continue to be, recognized in rate setting. Given the large rate increases in recent years, management expects the current increased scrutiny of rate requests by the state public utility commissions to continue even with decreasing capital construction budgets. In addition, management believes that large rate increases may have resulted in increased water conservation by customers in some of the areas served by the Company's water utility subsidiaries.

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during the first nine months of 1996.

Cash was generated from:
                                Dollars in millions

     Operations                      $   17.9
     Common stock issued                  3.3
     Proceeds from sale of properties      .1
     Increase in short-term debt          9.5
                                     ---------
     Total Cash Generated              $ 30.8
                                     ---------
Cash was used for:

     Capital expenditures, net of Contributions
        and Advances                  $ (17.9)
     Repayment of long-term debt          (.8)
     Payment of dividends                (7.8)
     Net change in working capital       (3.6)
     Other                               (1.1)
                                      --------
     Total Cash Used                  $ (31.2)
                                      --------
     Decrease in Cash                 $ (  .4)
                                      ========
Water utilities require higher equity ratios to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This, coupled with the size of the Company's capital expenditure program, makes it likely that the Company will return to the equity market again in the next few years. The Company anticipates continuing to fund its immediate cash flow needs with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. The Company's subsidiaries had unused lines of credit available at September 30, 1996 of $64.8 million.
In addition, the Company has two revolving credit agreements totaling
$25 million. These agreements were renewed during the third quarter and are now committed until mid-1998. At September 30, 1996, $15.8 million was outstanding, which is recorded as long-term debt on the balance sheet.
These borrowings were used primarily to provide equity infusions to the subsidiaries. In addition, the Company is using funds generated through its dividend reinvestment program. The dividend reinvestment program has generated $2.7 million in new equity through September, 1996. In addition to short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt,long-term debt financing in appropriate situations.

ACQUISITIONS AND DISPOSITIONS

Over the past five years, the Company has acquired eight water systems including two small systems in the third quarter of 1996. One of the systems is located in Maine and has 420 customers. The other is located in Pennsylvania and has 1,150 customers. The Company currently has no material acquisitions pending, however, the Company has agreed to purchase an additional small system in Maine. Management anticipates continuing the acquisition policy of recent years.

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

RESULTS OF OPERATIONS

Nine Months, 1996 versus Nine Months, 1995

UTILITY REVENUE

Utility revenues increased $3,579,000 or 5.4% compared to the first nine months of 1995, primarily due to $4.4 million in rate increases offset by $0.9 million in decreased consumption due primarily to a wet summer in 1996 following a dry summer in 1995. During 1996, the Company has settled six rate cases allowing for total annual revenues of $2.9 million.
Currently, there are two rate cases pending in which $2.1 million of additional revenue is sought.

UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately $2,934,000 or 6.5%. Expenses are up due primarily to increased depreciation of $958,000 and increased property taxes of $778,000 due to increased property balances. The remainder of the increase is due to increased operating expenses at the new treatment plant at the Roaring Creek Division in Pennsylvania, which went on line in May 1995, and normal expense increases.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenues increased $979,000 or 10.1%, while other operating expenses increased $1,258,000 or 12.3%. Consumers
Applied Technologies (CAT) has begun work on three new water meter installation contracts, which are expected to generate $4.9 million in revenue over the life of the projects. In addition, CAT has increased sales in corrosion engineering work which provides higher margins than its meter installation operations. CAT continues to operate at a loss, however. It lost $619,000 in the first nine months of 1996 compared to a loss of $455,000 in the first nine months of 1995.

OTHER

Gains (losses) from sale of properties is down $1,407,000 in the first nine months of 1996 compared to the same period in 1995. In 1996, the Company reversed the gain previously taken on property sold in Illinois as a result of action taken by the Illinois Commerce Commission and recorded small gains from land sales in Pennsylvania and Ohio, while in 1995 the company recorded gains on the sale of the Damariscotta Division for Consumers Maine Water Company and the sale by Consumers Ohio Water Company of its Girard Lake Property.

Third Quarter, 1996 versus Third Quarter, 1995

UTILITY REVENUE

Given the seasonality of the Company's business, third quarter results usually have a significant impact on the Company's profitability.
Although the Company had higher plant balances in 1996, utility revenue increased only $12,000 for the three months ended September 30, 1996, compared to the same period in 1995, due primarily to $0.9 million in rate increases almost entirely offset by a decrease in sales primarily due to a wet summer in 1996 compared to a dry summer in 1995.

UTILITY OPERATING EXPENSES

Water utility operating expenses increased approximately $913,000 or 6.0% in the three months ended September 30, 1996, as compared to the same period in 1995. Expenses are up due primarily to increased depreciation of $329,000, increased property taxes of $335,000 due to the increased property balances, and other normal increases.

OTHER OPERATIONS - REVENUE AND EXPENSE

Other operating revenues increased $858,000 or 28.0%, while other operating expenses increased $1,050,000 or 32.7%. CAT has begun work on three new water installation contracts, which are expected to generate $4.9 million in revenue over the life of the projects. Increases in the revenue from the meter installation projects were offset by lower sales in CAT's environmental engineering business line in the three months ended September 30, 1996, compared to the same period in 1995.

                             PART II

Item 1.  Legal Proceedings.

(a)      Candlewick Treatment Plant Litigation.

As previously reported in the Company's Form 10-K for the year ended December 31, 1995, the Candlewick Lake Association,
Inc. (the "Association"), an association of owners of lots within a lake community development served by the Consumers Illinois Wastewater Treatment Plant, had filed a complaint alleging that effluent from the Consumers Illinois Plant had interfered with and damaged the recreational use of Candlewick Lake. On October 25, 1996, Consumers Illinois entered into an agreement with the Association in which the Association agreed to dismiss its action against Consumers Illinois Water Company without prejudice to refile its suit. Pursuant to the terms of the settlement agreement, Consumers Illinois agreed to cooperate in a study of water quality of Candlewick Lake and the possible change in the discharge point for Consumers Illinois' Wastewater Treatment Plant.

The settlement agreement with the Association does not affect the complaint filed in the Circuit Court of the 17th Judicial Court of Illinois in boone County, Illinois against the Company and Consumers Illinois Water Company by the State of Illinois alleging violation of the effluent discharge standards of various state and federal environmental regulations at the Candlewick Treatment Plant.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

27.      Financial Data Schedule is submitted herewith as Exhibit 27.

(b)      Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CONSUMERS WATER COMPANY
                                                     (Registrant)



10/25/96                                      /s/ Peter L. Haynes
-------------------------                 -----------------------
       Date                                       Peter L. Haynes
                                          Chief Executive Officer



10/25/96                                       /s/ John F. Isacke
-------------------------                 -----------------------
      Date                                         John F. Isacke
                                          Chief Financial Officer


EXHIBIT INDEX

27.  Financial Data Schedule is submitted herewith as Exhibit 27.