Form 10-K
period 1996-12-31
CONSUMERS WATER CO
filed 1997-03-10
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

                            FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996
                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from __________ to __________

                   Commission file number 0-493

                     CONSUMERS WATER COMPANY
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

                   Maine                       01-0049450
       --------------------------------      --------------------
       (State or other jurisdiction           (I.R.S. Employer
        ofincorporation or organization)       Identification No.)

    THREE CANAL PLAZA, PORTLAND, MAINE   04101  (207-773-6438)
   -----------------------------------------------------------
  (Address and telephone number of principal executive offices)

                               NONE
    ----------------------------------------------------------
   (Securities registered pursuant to Section 12(b) of the Act)

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

                     Yes   XXX      No
                         ------         ------
          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K    X     .
                                         -------
     The aggregate market value of all voting shares held by non-affiliates as of March 7, 1997 was $156,365,714. As of March 7, 1997, there were 8,809,336 Common Shares outstanding.

Documents Incorporated by Reference
     The "Nominees for Election as Directors", "Other Executive Officers", "Executive Compensation," and "Common Stock Ownership of Certain Beneficial Owners and Management" sections of the registrant's proxy statement for its 1997 annual meeting filed pursuant to Regulation 14A are incorporated in
Part III of this Form 10-K by reference.

                              PART I
------------------
ITEM 1.  BUSINESS
------------------

     Consumers Water Company (Consumers or the Company) is a holding and management company whose principal business is the ownership and operation of water utility subsidiaries. Consumers owns directly or indirectly at least 90% of the voting stock of 8 water companies (the Consumers Water Subsidiaries) which operate 28 divisions providing water service to approximately 228,000 customers in six states. The Company also owns 100% of Consumers Applied Technologies, Inc. (CAT), which provides services primarily in the areas of meter installation, corrosion engineering, contract operations and water conservation. At the end of 1996, the Company took a $2.4 million after tax charge to consolidate some operations to its Southeast Region and to exit two business lines that were unprofitable and no longer fit within CAT's strategic plans. The restructuring eliminated the Mid-Atlantic and the New England regions of CAT.

     Consumers was incorporated under the laws of Maine in 1926. The address of its executive offices is Three Canal Plaza, Portland, Maine 04101, and the Company's telephone number is (207) 773-6438.

     The Company had at December 31, 1996, subsidiaries as noted on Exhibit 21 attached hereto, the accounts of which are included in the consolidated financial statements in this report.

Consumers Water Subsidiaries

     The Consumers Water Subsidiaries operate 28 divisions in six states for the collection, treatment and distribution of water for public use to residential, commercial and industrial customers, to other water utilities for resale and for private and municipal fire protection purposes. In 1996, 65% of the revenue of the Consumers Water Subsidiaries was generated from residential accounts while sales for commercial users, industrial users, fire protection and miscellaneous uses accounted for 13%, 8%, 8%, and 6% of revenues respectively. Water utility revenues for the three years ended December 31, 1996, 1995 and 1994 were $93,587,000, $89,143,000, and $80,376,000 respectively. At December 31, 1996, the
Consumers Water Subsidiaries owned in the aggregate 3,381 miles of mainline pipe of which approximately 84% was 6-inches or larger in diameter.

     Of the 28 divisions, 14 use primarily surface supplies (lakes, ponds, rivers and streams) as their source of supply; 12 obtain water principally or entirely from wells; and 2 purchase their supplies from adjacent systems. Less than 5% of the Consumers Water Subsidiaries' water usage is purchased from other systems. In general, the Company considers the surface and well supplies at the Consumers
Water Subsidiaries to be adequate for anticipated average daily demand and normal peak demand.

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

     The water treatment, pumping and distribution capacities of the systems are generally considered by management to be adequate to meet the present requirements of residential, commercial and industrial customers. On a continuing basis, the Consumers Water Subsidiaries make system improvements and additions to capacity in response to changing regulatory standards, changing patterns of consumption and increases in the number of customers. See "Environmental Regulation." Operating and capital costs associated with these improvements are normally recognized by the various state regulatory commissions in setting rates. See "Rate Regulation."

     Consumers' water utility business is seasonal because the demand for water during the warmer months is generally greater than during the cooler months due to additional requirements for industrial and residential cooling systems, private and public swimming pools and lawn sprinklers.

     The following table indicates, for each of the Consumers Water Subsidiaries, the number of customers, revenues and net utility plant as of December 31, 1996:

                            Number      Number of    Utility    Net Utility
Subsidiary               of Divisions   Customers    Revenue     Plant (1)
----------------------------------------------------------------------------
                                                     (Dollars in Thousands)

Consumers Ohio
  Water Company                5          73,659      $29,572     $119,424
Consumers Illinois
  Water Company                7          58,935       20,581       97,456
Consumers Pennsylvania
  Water Company--
    Shenango Valley
      Division (2)              1          18,641       7,768       28,939
    Roaring Creek Division      1          17,664       8,570       37,009
    Susquehanna Division        1           4,543       1,588        6,134
Consumers New Jersey
  Water Company                 3          30,694      11,575       56,127
Consumers New Hampshire
  Water Company                 1            8,018      6,369       32,387
Consumers Maine
  Water Company                 9           15,538      7,564       30,173
Inter-Company Eliminations      -              -           -        (3,424)
                               --------------------------------------------
                                28          227,692    $93,587    $404,225
_________________________________
(1)  Includes construction work in progress.
(2)  Includes Masury Water Company, wholly-owned by the Shenango Division.

The properties of the Consumers Water Subsidiaries consist of transmission and distribution mains and conduits, purification plants, pumping facilities, wells, tanks, meters, supply lines, dams, reservoirs, buildings, land, easements, rights and other facilities and equipment used for the collection, purification, storage and distribution of water. Substantially all of the property and all rights and franchises of the Consumers Water Subsidiaries are owned by the subsidiaries and are subject to liens of mortgages or indentures. For the most part, such liens are imposed to secure bonds, notes and/or other evidences of long-term indebtedness of the respective companies. Management considers that the Consumers Water Subsidiaries' water collection, treatment and distribution systems, facilities and properties are well maintained and structurally sound. In addition, Consumers carries replacement cost insurance coverage on substantially all of its and its subsidiaries' above-ground properties, as well as liability coverage for risks incident to their ownership and use.

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

The approximate amount of annual rate increases allowed for the last three years was $4,510,000 for 1996, $6,938,000 for 1995, and $5,624,000 for
1994, represented by eight, six, and ten rate decisions, respectively.

The Company currently has four rate filings pending totaling $2.8 million of requested annualized new revenue. Decisions on these cases are expected during 1997.

Rates for some divisions of Consumers Ohio Water Company (Consumers Ohio) are fixed by negotiated agreements with the political subdivisions that are served, instead of through a filing with the Public Utility Commission of Ohio. Currently, two of the four regulated divisions of Consumers Ohio are operating under rate ordinances.

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

In the states in which the operations of the Consumers Water Subsidiaries are carried on, there exists the right of municipal acquisition by one or more of the following methods: eminent domain, the right of purchase given or reserved by a municipality or other political subdivision in granting a franchise, and the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit. The price to be paid upon acquisition is usually determined in accordance with both federal law and the laws of the state governing the taking of lands or other property under eminent domain statutes; in other instances, the price may be negotiated, fixed by appraisers, selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or special charter. The Company has sold five divisions, with customers totaling approximately 15,000 under threat of eminent domain in the last several years. The gain on those sales totaled over $7 million. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

ENVIRONMENTAL REGULATION

The primary federal laws affecting the provision of water and wastewater treatment services by the Consumers Water Subsidiaries are the Clean Water Act (the CWA), the Safe Drinking Water Act (the SDWA) and the regulations promulgated pursuant thereto by the United States Environmental Protection Agency (the EPA), as well as federal and state regulations affecting dams. These laws and regulations establish criteria and standards, including those for drinking water and for liquid discharges into waters of the United States. The States have the right to establish criteria and standards stricter than those established by the EPA, and some of the states in which the Consumers Water Subsidiaries operate have done so. Numerous federal and state environmental laws other than the SDWA, the CWA and Dam Safety Regulations, affect the operations of the Consumers Water Subsidiaries.

The Federal SDWA established uniform minimum national quality standards for drinking water. EPA regulations promulgated pursuant to the SDWA set standards on the amount of certain inorganic and organic chemical contaminants, microbials and radionuclides in drinking water. The Federal 1996 Safe Drinking Water Act Amendments require the EPA to put more emphasis on the benefits versus costs of compliance when considering new or stricter finished water quality criteria and standards. Stricter drinking water standards currently under consideration may result in additional capital expenditures being required by the Company's water subsidiaries.
Estimated capital costs for the projects described below are in 1997 dollars.

In order to eliminate and/or inactivate microbials in the finished water, improved disinfection and/or filtration is required under the EPA Surface Water Treatment Rule (SWTR) adopted pursuant to the SDWA. Most necessary improvements to comply with the SWTR have been completed. Improvements continue at three operations. The estimated cost for 1997 and beyond to comply with the SWTR, replace aged infrastructure, increase capacity and address other SDWA items is estimated at $32 million. Costs related to dealing with future regulations for the removal and/or inactivation of microbials such as cryptosporidium cannot be estimated at the present time.

Two of the Consumers Water Company Subsidiaries have unfiltered surface supplies pursuant to exemptions granted from the filtration requirement of the SDWA. If filtration were required in the future, an additional expenditure of $6 million would be necessary. Two of the Consumers
Water Subsidiaries operations have groundwater that might be found to be under the influence of a surface supply which could require filtration at an estimated cost of $9 million.

The Disinfectants/Disinfection By-Products Rule (D/DBP) adopted under the SDWA is expected to affect four Consumers Water Company operations. The cost to comply with Stage I and Stage II of this rule is expected to be $3 to $9 million. However, most of the necessary improvements will be for Stage II compliance and will occur after 2002.

An enhanced Surface Water Treatment Rule (ESWTR) is anticipated to be proposed by the EPA in late 1998 or early 1999. A portion of the capital investment indicated for compliance with the D/DBP Rule is expected also to meet a portion of the ESWTR requirements. Additional capital investment for ESWTR compliance cannot be estimated until the actual rule is in place.

The EPA has not yet established the Maximum Contaminant Level (MCL) for radon in drinking water pursuant to the SDWA provisions applicable to radionuclides. The Company anticipates the EPA will set the standard at 1,000 pico curies/liter, as proposed by an industry group, and the necessary capital expenditures will be approximately $3 million to occur after 2000.

Existing water treatment facilities in Midwest farming areas may have to be modified or improved to reduce herbicides and pesticides if elevated levels are found in the finished water. The capital cost of these modifications and improvements, if required, are estimated at $8 million.

In 1992, Consumers Illinois executed a Letter of Commitment with the Illinois Environmental Protection Agency to comply with the MCL for nitrates at its Vermilion Division by 1997 and to take additional interim steps to address the problem. The Vermilion Division will be required to add treatment facilities and/or new sources of supply to reduce the level of nitrates in its finished water at certain times of the year for an estimated total project cost of $8 million. Due to project delays, it is anticipated the 1997 compliance date will be extended by the IEPA.

The Consumers Water Subsidiaries own 10 major dams that are subject to the requirements of the Federal and State regulations related to dam safety. Most dams undergo a comprehensive engineering inspection annually. The Company believes the dams are structurally sound and well maintained.

The CWA regulates the discharge of effluents from drinking water and wastewater treatment facilities into the lakes, rivers, streams, subsurface or sanitary sewers. Ten of the systems owned by the Consumers Water Subsidiaries generate water treatment precipitate from operating conventional filtration facilities used for producing drinking water. The water treatment precipitate is a combination of silt and chemicals used in the treatment process and chemicals removed from the raw water. For each of the ten facilities, the water treatment precipitate generated from the treatment facilities is disposed of either in a storage facility such as a lagoon owned by the subsidiary, an off-site facility not owned by the subsidiary, a State approved landfill, municipal sewer system or it is used for agricultural land application. Wastewater precipitate generated from a small wastewater treatment facilities in Illinois is used as a soil additive. Additional capital expenditures and operating costs in connection with the management and ultimate disposal of wastewater effluent from water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the CWA or other applicable federal or state laws.

At Consumers Illinois, a new wastewater plant is now serving the Candlewick area. Pursuant to a settlement agreement entered into with a Homeowners Association in an area served by the Candlewick treatment plant, Consumers Illinois has agreed to study the possible relocation of the effluent discharge from the facility. As a result, the location of the discharge may be changed at an estimated cost of up to $0.5 million.

The Struthers Filtration Plant, which is operated by Consumers Ohio, has been disposing of treatment precipitate at an inactive strip mine. The Ohio Environmental Protection Agency has informed Consumers Ohio that it must find an alternative method of disposal for the treatment precipitate. This issue is being studied and the cost for an alternative disposal method is estimated at $0.5 to 1.0 million.

Numerous federal and state environmental laws other than the SDWA, the CWA and Dam Safety Regulations, affect the operations of the Consumers Water Subsidiaries.

In addition to the capital expenditures and costs currently anticipated, changes in environmental regulations, enforcement policies and practices or related matters may result in additional capital expenditures and costs. Capital expenditures and costs required as a result of water quality standards and environmental requirements generally have been recognized by state public utility commissions as appropriate plant additions in establishing rates.

WATER SUBSIDIARY INFORMATION

Consumers' five largest water subsidiaries, Consumers Ohio, Consumers Illinois, Consumers New Jersey Water Company (Consumers New Jersey), Consumers Pennsylvania -- Shenango Valley Division (Shenango) and Consumers Pennsylvania -- Roaring Creek Division (Roaring
Creek), accounted for approximately 83% of consolidated operating revenues of the water subsidiaries in 1996 and 84% of consolidated water utility net property, plant and equipment at December 31, 1996. Consumers' five largest water subsidiaries are discussed separately below.

CONSUMERS OHIO  Consumers Ohio is the largest of the Consumers
Water Subsidiaries, accounting for approximately 32% of the operating revenues of the water subsidiaries in 1996. As of December 31, 1996, Consumers Ohio operates five separate systems, four of which deliver treated water and one of which delivers partially treated water primarily to industrial customers. Consumers Ohio serves portions of Ashtabula, Lake, Stark, Summit and Mahoning counties, in northeastern Ohio.

The following indicates the distribution of 1996 year-end customers, revenues and net utility plant among the five divisions of Consumers Ohio.

                                  Number of     Utility       Net Utility
                                  Customers     Revenues        Plant
--------------------------------------------------------------------------
                                                 (Dollars in Thousands)

Lake Erie East Division            7,579        $ 3,409        $11,646
Lake Erie Division                26,508          8,936         38,759
Stark Regional Division           24,590         10,433         44,364
Struthers Division                14,972          6,256         23,181
Mahoning Valley Division              10            538          1,474
                                  -------------------------------------
     Totals                       73,659       $ 29,572      $ 119,424

CONSUMERS ILLINOIS Consumers Illinois serves 49,007 water customers in the City of Kankakee, Village of Bourbonnais, and a portion of the Village of Bradley, as well as unincorporated areas of Kankakee, Bourbonnais, Aroma, Limestone, and Manteno Townships, all in Kankakee County; the Cities of Danville, Tilton, Westville and Catlin as well as the communities of Lake Boulevard and Hooton, all in Vermilion County, the Village of University Park and unincorporated areas of Crete and Monee Townships in Will County, and portions of Lee, Boone and Knox Counties, all in the state of Illinois.

Consumers Illinois also serves 9,928 sewer customers in the Village of University Park, portions of Crete and Monee Townships in Will County, and portions of Lee and Boone Counties, all in the state of Illinois. Consumers Illinois obtains its water supply for its customers in Kankakee County from the Kankakee River and satellite wells while its customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone and Knox counties, its customers are supplied from deep well systems. The economy of the Company's service areas is based on agriculture and diverse light industries. Consumers Illinois' net utility plant at December 31, 1996, and utility revenues for 1996 were $97,456,000 and $20,581,000, respectively.

CONSUMERS NEW JERSEY   Consumers New Jersey operates three divisions in
New Jersey which serve 30,694 customers in territories which are not contiguous. Each district draws its water from deep high capacity wells. The Southern Division serves a growing residential area, primarily in Camden County. The Central Division serves a growing residential area that also includes a small amount of light industry and agriculture, primarily in Mercer County. The Northern Division serves an industrial and agricultural community and outlying municipalities, primarily in Warren County, that are experiencing modest growth. Consumers New Jersey's net utility plant at December 31, 1996, and utility revenues for 1996 were $56,127,000 and $11,575,000 respectively.

SHENANGO      Shenango and its wholly-owned Ohio subsidiary, Masury
Water Company, which draws its water from the Shenango River, serve 18,641 residential, commercial, industrial and wholesale customers in the cities of Sharon and Farrell, the boroughs of Wheatland, New Wilmington and West Middlesex, and portions of Hermitage, Mercer, Pulaski and Shenango Townships, all in Pennsylvania, and Trumbull County, Ohio. The economy of the area is largely based on heavy industrial manufacturing. Shenango's net utility plant at December 31, 1996, and utility revenue for 1996 were $28,939,000 and $7,768,000 respectively.

ROARING CREEK    Roaring Creek, which draws its water from a 12,000
acre watershed, serves 17,664 residential, commercial, and industrial customers in the City of Shamokin and other portions of Northumberland, Columbia and Schuylkill Counties, all in Pennsylvania. The economy of the area is based on light industrial and service oriented employment. Roaring Creek's net utility plant at December 31,1996, and utility revenue for 1996 were $37,009,000 and $8,570,000, respectively.

UTILITY SERVICES

    CAT is a nationwide water resource management service provider primarily, in meter installations, environmental engineering, corrosion engineering, contract operations, and water conservation services. Services were provided to municipalities, government, and private industry. These services were provided by three regional profit centers: the New England Region with offices in Connecticut and Massachusetts, the Mid-Atlantic Region with offices in New Jersey and Ohio, and the Southeast Region with an office in Florida. Total revenues were $13,796,000 in 1996.

At the end of 1996, CAT took a $2.4 million after tax charge to consolidate some operations into its Southeast Region and to exit two business lines that were unprofitable and no longer fit within its
strategic plans.   The restructuring will eliminate the Mid-Atlantic and
the New England Regions.  The Corporate office will remain in Connecticut.

In 1997, the Southeast Region will provide water management services, meter installations, and submetering installations. Total revenues for the Southeast Region in 1996 were $4,097,000.

In 1997, the Corporate office will manage the contract operations and maintenance business and concentrate on opportunities to expand the business. Total revenues from contract operations and maintenance in 1996 were $1,264,000. The primary contract operation was at Merrill
Creek where CAT provides operation and management staff for a pumped storage and recreation facility. This contract expires at the end of 1997 and is currently being renegotiated.

EMPLOYEES

Consumers Water Company and its subsidiaries employed 617 people as of December 31, 1996, of which 444 were employed by the Consumers Utility Subsidiaries. Non-supervisory personnel at the Consumers
Water Subsidiaries in Ohio, Pennsylvania and Illinois are covered by collective bargaining agreements. Employee relations are considered by management to be satisfactory throughout the Company.

FOREIGN OPERATIONS

   The Company had no foreign operations or export sales in 1996.

-------------------
ITEM 2. PROPERTIES.
-------------------

     (a)  Description

See Item 1. "Consumers Water Subsidiaries" for description of Consumers' principal properties and encumbrances thereon.

Consumers' properties are located as follows:

     Illinois

     (1) Consumers Illinois Water Company with seven divisions in Kankakee, Danville, University Park, Sublette, Oak Run, Willowbrook and Candlewick, Illinois.

     Ohio

     (2) Consumers Ohio Water Company with corporate offices in Poland and five operating divisions located in Massillon, Struthers, Mahoning Valley, Geneva and Mentor, Ohio.

     (3) Masury Water Company located in Trumbull County, Ohio.

     Pennsylvania

     (4) Consumers Pennsylvania Water Company -- Susquehanna Division located in Sayre, Pennsylvania

     (5) Consumers Pennsylvania Water Company -- Shenango Valley Division located in Sharon, Pennsylvania.

     (6) Consumers Pennsylvania Water Company -- Roaring Creek Division located in Shamokin, Pennsylvania.

     New Jersey

     (7) Consumers New Jersey Water Company with corporate offices in Hamilton and operating divisions in Blackwood, Hamilton Square and Phillipsburg, New Jersey.

     Connecticut

     (8) Consumers Applied Technologies, Inc. headquartered in Wallingford, Connecticut with regional offices in Massachusetts, New Jersey, and Florida. In 1997, CAT is consolidating its offices to offices in Connecticut and Florida.

     (9) EnviroAudit, Ltd. located in Wallingford, Connecticut.

     New Hampshire

     (10) Consumers New Hampshire Water Company located in Londonderry, New Hampshire.

     Maine

     (11) Consumers Maine Water Company with nine divisions located in Kezar Falls, Freeport, Oakland, Rockport, Skowhegan, Greenville, Hartland, Bucksport and Millinocket, Maine.

     (12) Consumers' corporate headquarters located in Portland, Maine.

---------------------------
ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     Various environmental orders and policies affecting the Consumers Water Subsidiaries are described above under the caption "Environmental Regulation."

(a) Ohio Water Mercury Spill. In March, 1993, A.P. O'Horo Company, an outside contractor (the "Contractor"), spilled a small amount of mercury while working at a water treatment plant owned and operated by Consumers Ohio Water Company, a subsidiary of the Company
("Consumers Ohio"). Several areas in and around the plant were contaminated by the spill, although no mercury contaminated Consumers Ohio's water supply. Consumers Ohio contacted all appropriate regulatory agencies regarding the spill, and the clean up was completed by the end of 1994. The total cost to clean up the spill was approximately $900,000. Consumers Ohio received $100,000 from its insurer towards the clean-up costs and had sought recovery of all of the clean-up costs from the Contractor.

   On December 20, 1993, the Contractor filed a Complaint against
Consumers Ohio in Lake County Court of Common Pleas seeking recovery of the retainer of approximately $400,000 that Consumers Ohio had withheld on this project. On December 30, 1993, Consumers Ohio filed a counterclaim against the Contractor seeking recovery of all past and future costs related to the spill. Consumers Ohio settled the claims brought by the Contractor regarding the retainer, while continuing to pursue recovery of the costs of the spill. On November 4, 1996, the Court granted the Contractor's motion for a directed verdict, finding that the Contractor was not liable for any of the clean-up costs. Consumers Ohio has filed a notice of an appeal from this decision. As a result of this adverse judgment, Consumers Ohio increased the reserve previously taken to cover clean-up costs by $560,000, or $360,000 net of taxes.

(b) Schiavi Homes Litigation. In 1994, the Penobscot Indian Nation commenced litigation against the Company, a former subsidiary of the Company, a current subsidiary of the Company, and John H. Schiavi, a Director of the Company, among others, in the United States District Court
for the District of Maine (the "District Court").   The Complaint filed in
the District Court alleged, among other things, that one or all of the defendants defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations in connection with the acquisition of the assets of SHC Corporation, then a subsidiary of the Company, by a Maine limited partnership in which the Penobscot Indian Nation held a limited partnership interest.

   On October 25, 1995, the District Court issued an order granting the summary judgment motions of certain defendants, including the Company, its current and former subsidiaries, and John H. Schiavi. On or about June 6, 1996, the Penobscot Indian Nation filed an appeal from the granting of summary judgment by the District Court with the United States First Circuit Court of Appeals alleging that the District Court erred in granting summary judgment to the Company and the other defendants.
The parties have argued the appeal before the First Circuit Court of Appeals and are awaiting a decision.

   In connection with this litigation, John L. Palmer (no relation to Director, John E. Palmer, Jr.), who was a co-defendant in the suit brought by the Penobscot Indian Nation and was formerly a director and officer of SHC Corporation, brought suit against the Company and its former subsidiary, SHC Corporation, in Cumberland County Superior Court in the State of Maine on May 29, 1996, seeking reimbursement of all of his legal fees incurred in connection with his defense of the claims raised by the Penobscot Indian Nation in their original complaint. The parties have completed discovery and are awaiting trial.

(c) Candlewick Treatment Plant Litigation. On August 25, 1995, the State of Illinois filed a Complaint in the Circuit Court of the 17th Judicial Court of Illinois in Boone County, Illinois against the Company and its subsidiary, Consumers Illinois Water Company ("Consumers
Illinois"), alleging violation of the effluent discharge standards under various state and federal environmental regulations. The
Complaint alleges that Consumers Illinois' wastewater treatment plant violated such effluent standards at various times since 1991 and seeks, among other things, a civil penalty of $10,000 per day for each day that the alleged violation continued and a civil penalty of $50,000 for each alleged violation of the Illinois Environmental Protection Act and the Illinois Pollution Control Board's water pollution regulations.

   On or about September 20, 1995, the Candlewick Lake Association, Inc., an association of owners of lots within a lake community development known as Candlewick Lake and served by the Consumers Illinois wastewater treatment plant (the "Association"), sought to intervene in the case. In its Complaint, the Association alleged that effluent from the Consumers Illinois plant had interfered with and damaged the recreational use of Candlewick Lake. The Complaint sought $1,000,000 in damages from Consumers Illinois. On October 25, 1996, Consumers Illinois entered into an agreement with the Association in which the Association agreed to dismiss its action against Consumers Illinois Water Company without prejudice to refile its suit. Pursuant to the terms of the Settlement Agreement, Consumers Illinois agreed to cooperate in a study of water quality of Candlewick Lake and the possible change in the discharge point for Consumers Illinois' wastewater treatment plant.

   The Settlement Agreement with the Association does not affect the Complaint filed by the Illinois Attorney General, as to which the Company has filed a motion to dismiss on the basis of a lack of jurisdiction and as to which settlement negotiations between the Illinois Attorney
General and Consumers Illinois are ongoing.

(d) Illinois Regulatory Appeal. Consumers Illinois has filed in the Appellate Court for the Third District of Illinois a Notice of Appeal and Petition for Review of an Order of the Illinois Commerce
Commission entered on May 8, 1996 (the "Order"). The Order requires the transfer of the net gain of approximately $394,000 resulting from the sale of land by Consumers Illinois from the shareholders of Consumers Illinois to ratepayers in Consumers Illinois' Kankakee district in the form of reduced rates over a 7-year period. The Notice of Appeal, dated July 17, 1996, was also directed to the City of Kankakee, the NutraSweet Group, Governor's State University and the Village of University Park, who had intervened in the underlying rate case giving rise to the Order.

Item 4.  Submission of Matters to a Vote of Security Holders.

                           None.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

     (a)  Market Information

  The common shares of Consumers trade on the Nasdaq Stock Market (Nasdaq) under the symbol: CONW. The following table sets forth the high and low last sale prices for the common shares for the periods indicated, as reported by Nasdaq, together with cash dividends declared per common share.

                                                   DIVIDENDS
    Calendar Year         HIGH       LOW           DECLARED

    1996
    First Quarter         19        16 1/2           $0.30
    Second Quarter        18 1/4    14 1/2            0.30
    Third Quarter         18        15 1/2            0.30
    Fourth Quarter        19 1/4    16                0.30
                                                     -----
                                                     $1.20
    1995
    First Quarter         17 1/2    15 3/8           $0.295
    Second Quarter        16 7/8    14 3/4            0.295
    Third Quarter         17 1/4    15 1/2            0.30
    Fourth Quarter        19        16 1/2            0.30
                                                     ------
                                                     $1.19

     (b) Holders

As of December 31, 1996, there were approximately 6,255 shareholders of record of the Registrant's common shares.

     (c) Recent Sales of Unregistered Securities

The Company did not make any unregistered sales of its securities during the period covered by this report.

--------------------------------
ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

(Dollars in Thousands Except Per Share Amounts)
                         1996       1995       1994         1993         1992
Operating Revenue    $107,385   $101,773     $93,337   $  89,084     $ 84,245
Net Income from
  Continuing
  Operations         $  6,251   $ 11,303     $10,000   $  12,003     $  8,501
Earnings Per
  Common Share:
  Continuing
   Operations        $    .72   $   1.34     $  1.22    $   1.63     $   1.21
  Total              $    .72   $   1.34     $  1.22    $    .80     $   1.14
Dividends Declared
 Per Common Share    $   1.20   $   1.19     $  1.17    $   1.15     $   1.13
Total Assets         $457,841   $432,084      $401,380  $371,657     $343,033
Long-Term Debt
 of Continuing
  Operations
 (including current
  maturities, sinking
  fund requirements
  and redeemable
   preferred stock)  $173,562   $162,969      $132,648  $125,080     $131,667

-------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------

  The following discussion and analysis sets forth certain factors relative to the Company's financial condition at December 31, 1996 and the results of its operations for the three years ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures in 1996 totaled $28.0 million, net of contributions and advances, substantially all of which relates to the Company's utility subsidiaries. Projects include $3.7 million spent on a new water treatment plant expansion in Ohio, which cost $6.4 million in total; and many smaller projects throughout the Company.

The Company expects capital expenditures for 1997 through 1999 to be $89 million, net of contributions and advances. The capital construction budget is down from its peak of $103 million for the 1995-1997 planning period as a result of the completion of many of the improvements required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA), and other regulations. With the reduced capital spending due to regulatory requirements, the Company has increased its focus on replacing aging infrastructure.

The Company has also started planning a major plant upgrade at Consumers Pennsylvania Water Company - Shenango Valley Division. This project is expected to cost approximately $31 million when it is completed in 2000. This upgrade of one of the Company's older water treatment plants is required to keep it in compliance with current and future regulations and to meet expected increases in demand. The project is still in the planning stage. Several design and financing alternatives for this project are still being explored.

Several of the Company's water utility subsidiaries have filed or plan to file rate cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs.
Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. Given the large rate increases in recent years, Management expects the current increased scrutiny of rate requests by state public utility commissions to continue even with decreasing capital construction budgets.

FINANCING AND CAPITALIZATION

The table below shows the cash generated and used by the Company during 1996.

Cash was generated from:
                                Dollars in millions
     Operations                         $21.3
     Long-term debt issued               11.4
     Common stock issued                  4.2
     Proceeds from sale of properties      .8
     Net borrowings of short-term debt    6.7
                                       ------
     Total Cash Generated              $ 44.4

Cash was used for:

     Capital expenditures, net of CIAC $(28.0)
     Repayment of long-term debt        (  .7)
     Payment of dividends               (10.4)
     Increase in restricted funds       ( 2.1)
     Cost of acquisition                ( 2.0)
     Other                              ( 1.6)
                                       -------
     Total Cash Used                 $  (44.8)
                                       -------
     Decrease in Cash                $  (  .4)
                                       =======

   Water utilities now require higher equity ratios than in the past to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This, coupled with the size of the Company's capital expenditure program, makes it likely that the Company will return to the equity market again in the next few years. The Company anticipates continuing to fund its immediate cash flow needs with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-$6 million range. The Company's subsidiaries had unused lines of credit available at December 31, 1996 of $72.6 million. In addition the Company has two revolving credit agreements totaling $25 million.
These agreements were renewed during the third quarter and are now committed until mid-1998. The Company also anticipates receiving a committment for an additional $10 million revolving credit agreement in early 1997. At December 31, 1996, $17.1 million was outstanding on these agreements, which is recorded as long-term debt on the balance sheet.
These borrowings were used primarily to provide equity infusions to the subsidiaries. In addition, the Company is using funds generated through its dividend reinvestment program. The
Dividend Reinvestment Program generated $3.8 million in new equity in 1996. In addition to short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt, long-term debt financing in appropriate situations. Retained earnings declined by $4.2 million in 1996 as a result of payments of dividends in excess of earnings. Given the seasonality of the business and the continuation of the current dividend, it is likely that retained earnings will decline further at least through the first quarter of 1997.

ACQUISITIONS AND DISPOSITIONS

   Over the past five years, the Company has acquired nine water systems including three small systems in 1996. Two of the systems are located in Maine and have 1,048 customers in the aggregate. The other is located in Pennsylvania and has 1,150 customers. Management anticipates continuing the acquisition policy of recent years.

   The Company has sold five divisions with customers totaling approximately 15,000 under the threat of eminent domain since 1991. The gain on these sales totaled over $7 million. The Town of Hudson, New Hampshire, has initiated eminent domain proceedings to acquire the distribution system assets of Consumers New Hampshire Water Company, which are located in Hudson. The Town of Hudson must get approval from the New Hampshire Public Utilities Commission. The ultimate resolution of these proceedings is unknown. Approximately 4,500 of Consumers
New Hampshire's 8,000 customers are located in Hudson. The Company continues to work with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER

   In March, 1993, an outside contractor spilled a small amount of mercury while working at Consumers Ohio's water treatment plant.
Several areas in and around the plant were contaminated by the spill, although no mercury contaminated Consumers Ohio's water supply. The cleanup has been completed at a total cost of approximately
$900,000. Consumers Ohio has received $100,000 from its insurer and had sought recovery of all the cleanup costs from the contractor. Management believed it possible that Consumers Ohio would recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, deferred the costs incurred in connection with the spill. However, due to the progress of the case and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim. In November, 1996, the contractor obtained a judgement in its favor, from which Consumers Ohio has appealed. As a result of this adverse judgement, Consumers Ohio increased the reserve previously taken to cover the clean up and legal costs by $560,000 or $370,000, net of taxes.

   In 1985, the Company's subsidiary, Consumers Maine Water Company (Consumers Maine), started construction of a trasmission main to Fish and Hobbs ponds, which are located in Hope, Maine, to increase the available water supply of its Camden and Rockland Division. Due to local opposition related to the uncertainty about the environmental impact of withdrawing water from these ponds, the project was delayed. In
1989, final legislation was passed that imposed a moratorium on the withdrawal of water from these ponds. The Maine Public Utilities Commission
(MPUC) ordered Consumers Maine to defer the costs of the project, the legal costs of defending the water rights and carrying costs until its first rate case after June 1, 1997. Consumers Maine currently has $673,000 on its balance sheet related to this project. Consumers Maine expects to file a rate case with the MPUC in 1998 seeking recovery of these costs.

RESULTS OF OPERATIONS
1996 Compared to 1995

UTILITY REVENUE

Utilities revenues increased $4,444,000 or 5.0% in 1996 compared to 1995, due primarily to $5,256,000 in rate increases offset by reduced consumption. The reduced consumption is due to a wet 1996 compared to a dry 1995 and reduced industrial usage. The causes for the remainder of the reduced consumption are difficult to determine, but Management believes that some decreased usage may be attributable to increased conservation due to the large percentage rate increases.
The Company has filed additional rate cases in jurisdictions with revenue shortfalls. During 1996, the Company settled eight rate cases providing additional annual revenues of $4.5 million. Currently, the Company has four filings pending totaling $2.8 million of requested annualized revenue.

UTILITY OPERATING EXPENSES

   Water utility operating expenses increased approximately $4,465,000 or 7.5%. Expenses have increased due to increased depreciation of $1,267,000 and increased property taxes of $1,011,000 related to higher plant balances. The remainder of the increase is due to increased operating expense of $400,000 at the new treatment plant at the Consumers Pennsylvania Water Company - Roaring Creek Division, which went on line in May, 1995, and normal expense increases.

OTHER OPERATIONS - REVENUE AND EXPENSE

   Other revenues, which consist primarily of revenues from Consumers Applied Technologies (CAT), increased $1,168,000 or 9.2% while other operating expenses increased $4,876,000 or 35.6%. CAT has been operating at a loss for the last nine quarters. CAT's efforts to focus on higher margin technical and engineering work, while still pursuing opportunities in meter installation work were unsuccessful with its current organizational structure. As a result, the Company decided to reorganize CAT and take certain other charges totaling $3,658,000 resulting in a $2,414,000 after tax charge. CAT is closing its New Jersey and Massachusetts offices and is consolidating some of those operations into its Orlando, Florida office. In addition, CAT is phasing out its environmental business and is refocusing its water meter installation business.

OTHER

   Interest expense increased $985,000 or 7.6%, due primarily to higher debt balances.

   Gains (losses) from sales of properties are down $1,348,000 compared to 1995. In 1996, the Company's Illinois subsidiary reversed a gain previously taken on a land sale as a result of action taken by the Illinois Commerce Commission. The Company's Illinois subsidiary has appealed this decision. In addition to this gain reversal, the Company and its subsidiaries had small gains and losses on several other small sales of property in Ohio, Pennsylvania and New Hampshire. In 1995, the Company recorded gains from the sale of the Damariscotta Division of Consumers Maine and the sale by Consumers Ohio of its Girard Lake Property.

RESULTS OF OPERATIONS
1995 Compared to 1994

UTILITY REVENUE

  Utilities revenues were $8.8 million or 10.9%, greater in 1995 compared to 1994, due primarily to $6.3 million in rate increases, and increased consumption due to dry weather throughout the areas served by the Consumers Water Subsidiaries. During 1995, the Company settled six rate cases providing additional annual revenues of $6.9 million.

UTILITY OPERATING EXPENSES

  Water utility operating expenses were approximately $3.3 million, or 5.9%, greater in 1995 compared to 1994. Increased expenses associated with increased depreciation and property tax expense due to increased plant balances and depreciation rates accounted for most of the increase.

OTHER OPERATIONS - REVENUE AND EXPENSE

  Other operating revenues were $331,000 or 2.6% lower in 1995 than in 1994, while other operating expenses increased by $1.3 million or 10.6% primarily due to reduced margins in meter installation work as CAT completed its meter installation contracts with the City of New York. CAT was unsuccessful in its bid for additional New York City meter installation projects in the first quarter of 1995 and attempted to shift its focus to higher margin technical and engineering work to help compensate for the lost contracts while still pursuing opportunities in meter installation work. These efforts were unable to make up for the lost meter contracts, however, and CAT had a net loss of $790,000 in 1995. An additional $2 million New York City meter installation contract was awarded in late 1995.

OTHER

  Interest expense increased $1,876,000 in 1995 compared to 1994, due primarily to higher debt balances.

----------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

REPORT OF MANAGEMENT

Report of Independent Public Accountants

Consolidated Statements of Income for Years Ended
 December 31, 1996, 1995 and 1994

Consolidated Balance Sheets at December 31, 1996
 and 1995

Consolidated Statements of Capitalization and
 Interim Financing at December 31, 1996 and 1995

Consolidated Statements of Cash Flow for Years Ended
 December 31, 1996, 1995 and 1994

Consolidated Statements of Change in Common
 Shareholders' Investment for Years Ended
 December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

Quarterly Information Pertaining to the
 Results of Operations for the Years Ended
 December 31, 1996 and 1995

                    Consumers Water Company and Subsidiaries
                       Consolidated Statements of Income


For the years ended December 31,
(In Thousands Except
 Per Share Amounts)                1996           1995           1994
Revenue and Sales:
  Water utility operations       $93,587        $89,143        $80,376
  Other operations                13,798         12,630         12,961
                                 -------------------------------------
     Operating revenue           107,385        101,773         93,337
                                 -------------------------------------
Costs and Expenses:
  Water utility operations        64,301         59,836         56,515
  Other operations                18,569         13,693         12,386
                                 -------------------------------------
     Operating expenses           82,870         73,529         68,901
                                 -------------------------------------
Operating Income                  24,515         28,244         24,436
                                 -------------------------------------
Other Income and (Expense):
  Interest expense               (14,717)       (13,938)       (12,497)
  Construction interest
    capitalized                      780            986          1,421
  Preferred dividends and minority
    interest of subsidiaries        (143)          (156)          (139)
  Other, net (Note 3)                 29            556          1,000
                                 -------------------------------------
                                 (14,051)       (12,552)       (10,215)
                                 -------------------------------------
Earnings from Operations
  Before Income Taxes and Gains
  (Losses) from Sales of
    Properties                    10,464         15,692         14,221
Income Taxes (Note 2)              3,973          5,497          4,623
                                 -------------------------------------
Earnings from Operations
  Before Gains (Losses) from
    Sales of Properties            6,491         10,195          9,598
  Gains (Losses) from Sales of
    Properties, Net (Note 7)        (240)         1,108            402
                                 -------------------------------------
Net Income                        $6,251        $11,303        $10,000
                                 =====================================
Weighted Average Shares
  Outstanding                      8,628          8,388          8,161
Earnings per Common
  Share:
  Before Gains (Losses) from Sales
    of Properties                  $0.75          $1.21          $1.17
  Total                            $0.72          $1.34          $1.22

The accompanying notes are an integral part of these consolidated financial statements.

                    Consumers Water Company and Subsidiaries
                          Consolidated Balance Sheets

                                                   December 31,
(Dollars in Thousands)                         1996          1995
                                              --------------------
Assets
Property, Plant and Equipment, at cost:
  Water utility plant, in service           $474,703      $436,248
  Less - Accumulated depreciation             83,045        74,414
                                           -------------------------
                                             391,658       361,834
                                           -------------------------
  Other subsidiaries                           2,558         2,197
  Less - Accumulated depreciation              1,596         1,307
                                           -------------------------
                                                 962           890
                                           -------------------------
 Construction work in progress                12,567        18,067
                                           -------------------------
   Net property, plant and equipment         405,187       380,791
                                           -------------------------
Investments, at cost                           1,706         1,762
                                           -------------------------
Current Assets:
   Cash and cash equivalents (Note 1)          2,214         2,576
   Accounts receivable, net of reserves
     of $1,114 in 1996 and $848 in 1995       12,445        12,719
  Unbilled revenue                             7,015         7,014
  Inventories (Note 1)                         2,456         2,833
  Prepayments and other                        7,219         6,143
                                           -------------------------
    Total current assets                      31,349        31,285
                                           -------------------------
Other Assets:
  Funds restricted for construction
    activity (Note 3)                          2,380           287
  Deferred charges and other assets           17,219        17,959
                                           -------------------------
                                              19,599        18,246
                                           -------------------------
                                            $457,841      $432,084
                                           =========================
Shareholders' Investment and Liabilities:
Capitalization (See Separate Statement)
  Common shareholders' investment           $106,015      $105,999
  Preferred shareholders' investment           1,054         1,069
    Minority interest                          2,352         2,355
    Long-term debt                           172,917       162,161
                                           -------------------------
      Total capitalization                   282,338       271,584
                                           -------------------------
Contributions in Aid of Construction          73,208        67,439
                                           -------------------------
Current Liabilities:
   Interim financing
     (See Separate Statement)                 19,199        12,537
   Accounts payable                            6,425         6,060
   Accrued taxes (Note 2)                      6,071         7,611
   Accrued interest                            3,873         3,609
   Accrued expenses and other                 15,161        13,632
                                           --------------------------
     Total current liabilities                50,729         43,449
                                           --------------------------
Commitments and Contingencies (Note 10)
Deferred Credits:
  Customers' advances for construction        22,378         22,507
  Deferred income taxes (Note 2)              24,506         22,260
  Unamortized investment tax credits           4,682          4,845
                                           --------------------------
                                              51,566         49,612
                                           --------------------------
                                            $457,841       $432,084
                                           ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                    Consumers Water Company and Subsidiaries
           Consolidated Statements of Capitalization and Interim Financing

                                                 December 31,
(Dollars in Thousands)                         1996         1995
                                              -------------------
Capitalization (Notes 3 and 5)
Common shareholders' investment:
  Common stock, $1 par value
  Authorized: 15,000,000 shares
    Issued: 8,732,202 shares in
     1996 and 8,494,686 shares in 1995       $8,732       $8,495
  Amounts in excess of par value             75,686       71,718
  Reinvested earnings                        21,597       25,786
                                           ------------------------
                                            106,015      105,999
                                           ------------------------
Preferred shareholders' investment:
  Preferred stock, $100 par value             1,054        1,069
                                           ------------------------
Minority interest:
  Common stock, at equity                       674          677
  Preferred stock                             1,678        1,678
                                           ------------------------
                                              2,352        2,355
                                           ------------------------
Long-term debt:
  First mortgage bonds, debentures
    and promissory notes-
     Maturities          Interest Rate Range
     1996           6.10% to 11.00%             -             58
     1997           5.94% to 6.10%                7       16,019
     1998           5.70% to 6.07%           17,069            7
     1999           7.00% to 8.50%               45           63
     2000           8.59%                        11           15
     2001           ---                         -            -
     2002-2006      8.00% to 9.50%           13,440       13,905
     2007-2011      1.00% to 10.55%           6,959        7,018
     2012-2016      0.00% to 9.50%            9,139        9,000
     THEREAFTER     5.60% to 10.40%         126,892      116,783
                                           ------------------------
   Total first mortgage bonds, debentures
     and notes                              173,562      162,868
   Less - Sinking fund requirements and
     current maturities                         645          707
                                           ------------------------
                                            172,917      162,161
                                           ------------------------
    Total capitalization                    282,338      271,584
                                           ------------------------
Interim financing (Note 4):
   Notes payable                             18,554       11,830
   Sinking fund requirements and
     current maturities                         645          707
                                           ------------------------
   Total interim financing                   19,199       12,537
                                           ------------------------
Total capitalization and interim financing $301,537     $284,121
                                           ========================

The accompanying notes are an integral part of these consolidated financial statements.

                  Consumers Water Company and Subsidiaries
                    Consolidated Statements of Cash Flows


                                            For the years ended December 31,
(Dollars in Thousands)                        1996        1995       1994
                                            --------------------------------
Operating activities:
  Net income                                $6,251     $11,303    $10,000
Adjustments to reconcile net income to
  net cash provided by
  operating activities:
    Depreciation and amortization           12,093       10,481     8,993
    Deferred income taxes and
      investment tax credits                 2,720        1,768     1,777
    (Gains) losses on sales of properties      240       (1,108)     (402)
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable and unbilled revenue        393         (338)   (2,471)
     (Increase) decrease in inventories        386         (575)     (465)
     (Increase) decrease in prepaid
       expenses                             (1,075)         (27)      408
     Increase in accounts payable and
        accrued expenses                       340        2,453     1,013
Change in other assets, net of change
  in other liabilities of continuing
  operations                                (2,811)      (2,516)   (1,883)
Change in assets, net of change in
  liabilities of discontinued operations      -             -       1,308
                                          -----------------------------------
  Total adjustments                         12,286       10,138     8,278
                                          -----------------------------------
  Net cash provided by operating
    activities                              18,537       21,441    18,278
                                          -----------------------------------
Investing activities:
  Capital expenditures                     (35,163)     (40,516)  (39,345)
  Payment received on a note receivable      1,330         -          -
  (Increase) decrease in funds
     restricted for construction activity   (2,093)       2,216     7,005
  Increase in construction accounts
    payable                                    205          126        28
  Net cash cost of acquisitions (Note 6)    (1,990)      (1,300)   (1,426)
  Net proceeds from sales of properties
    (Note 7)                                   847        4,235       659
                                          -----------------------------------
  Net cash used in investing activities    (36,864)     (35,239)  (33,079)
                                          -----------------------------------
Financing activities:
  Net borrowing (repayment) of
    short-term debt                          6,724      (15,476)    7,630
  Proceeds from issuance of
    long-term debt                          11,410       48,349     9,053
  Repayment of long-term debt                 (714)     (18,029)   (1,485)
  Proceeds from issuance of stock            4,182        3,876     3,640
  Advances and contributions in aid
    of construction, net of repayments       7,143        5,223     4,147
  Taxes paid by developers on advances
    and contributions in aid of
    construction                              (383)        (513)     (726)
  Cash dividends paid                      (10,397)      (9,962)   (9,545)
                                          -----------------------------------
    Net cash provided by financing
      activities                            17,965       13,468    12,714
                                         -----------------------------------
  Net decrease in cash and
    cash equivalents                          (362)        (330)   (2,087)
Cash and cash equivalents at beginning
  of year                                    2,576        2,906     4,993
                                         -----------------------------------
  Cash and cash equivalents at
    end of year                             $2,214       $2,576    $2,906
                                         ===================================

Supplemental disclosures of cash flow
information from continuing operations

  Cash paid during the year for:
    Interest (net of amounts
      capitalized)                         $13,388      $12,532   $10,712
    Income taxes                            $4,541       $2,879    $4,123
Noncash investing and financing
activities for the year:
  Assets acquired by stock issuance
    and/or assumption of debt of
    acquired company                           -           $150       -
  Property advanced or contributed          $1,543       $1,230    $2,713


The accompanying notes are an integral part of these consolidated financial statements.

               Consumers Water Company and Subsidiaries
                 Consolidated Statements of Change in
                    Common Shareholders' Investment

         For the years ended December 31, 1996, 1995 and 1994

                              Number of Shares,
                              $1 par value,      (Dollars in Thousands)
                              Issued and          Excess of      Reinvested
                              Outstanding         Par Value      Earnings
                              -----------------------------------------------
Balance, December 31, 1993    8,041,369           $64,662        $24,235
  Net income                                                      10,000
  Cash dividends:
    Common shares                                                 (9,594)
    Preferred shares                                                 (56)
  Dividend Reinvestment Plan    193,908             3,049
  Employee benefit plans         24,408               389
  Other                             -                 (16)            (1)
                               -----------------------------------------------
Balance, December 31, 1994    8,259,685            68,084         24,584
  Net income                                                      11,303
  Cash dividends:
    Common shares                                                (10,044)
    Preferred shares                                                 (56)
  Dividend Reinvestment Plan    212,149             3,280
  Employee benefit plans         22,852               371
  Other                             -                 (17)            (1)
                               -----------------------------------------------
Balance, December 31, 1995    8,494,686            71,718         25,786
  Net income                                                       6,251
  Cash dividends:
    Common shares                                                (10,386)
    Preferred shares                                                 (55)
  Dividend Reinvestment Plan    215,128             3,571
  Employee benefit plans         22,388               384
  Other                             -                  13              1
                               -----------------------------------------------
Balance, December 31, 1996    8,732,202           $75,686        $21,597
                               ===============================================

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

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, internal audit personnel, and Arthur Andersen LLP to review the work of each and to discuss areas relating to internal accounting controls, audits, and financial reporting. Arthur Andersen LLP and the Company's internal auditor have free access to meet individually with the Committee, without management present, at any time, and they periodically do so.

\s\ John F. Isacke
------------------
John F. Isacke
Senior Vice President
Chief Financial Officer

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Consumers Water Company:

We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization and interim financing of CONSUMERS WATER COMPANY (a Maine corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, change in common shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996.
These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Water Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995, and 1994, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in relation to the basic financial statements taken as a whole.

                                               \s\ Arthur Andersen LLP
                                               ------------------------
                                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 5, 1997

(1) Summary of Significant Accounting Policies

Business
   Consumers Water Company (Consumers or the Company) is a holding and management company whose principal business is the ownership and operation of water utility subsidiaries. Consumers owns directly or indirectly at least 90% of the voting stock of 8 water companies
(the Consumers Water Subsidiaries) which operate 28 divisions providing water service to approximately 228,000 customers in six states. The Company also owns 100% of Consumers Applied Technologies, Inc. (CAT), which in 1996 provided services primarily in the areas of meter installation, corrosion engineering, contract operations and water conservation.

Principles of Consolidation
   The accompanying consolidated financial statements include the accounts of Consumers and its water utility and utility services subsidiaries.
All significant intercompany balances and transactions have been eliminated in consolidation.

Regulation
   The rates, operations, accounting and certain other practices of the Company's utility subsidiaries are subject to the regulatory authority of State Public Utility Commissions.

Property, Plant and Equipment
   The utility subsidiaries generally capitalize interest at current rates on short-term notes payable used to finance major construction projects. Utility plant construction costs also include payroll, related fringe benefits and other overhead costs associated with construction activity. Depreciation is provided principally at straight-line composite rates. The consolidated provision, based on average amounts of depreciable utility plant (which excludes contributions in aid of construction and customers' advances for construction for most subsidiaries), approximated 2.8% in 1996, 2.7% in 1995 and 2.5% in 1994. Under composite depreciation, when property is retired or sold in the normal course of business, the entire cost, including net cost of removal, is charged to accumulated depreciation, and no gain or loss is recognized.

   CAT depreciates property and equipment using the straight-line method over the estimated useful lives of the assets, generally five to ten years.

Use of Estimates in the Preparation of Financial Statements
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Disclosures about Fair Value of Financial Instruments
   The carrying amount of cash, temporary investments, notes receivable and preferred stock approximate their fair value. The fair value of long-term debt based on borrowing rates currently available for loans with similar terms and maturities is approximately $179 million.


Inventories
   Inventories generally consist of materials and supplies. They are stated at the lower of cost (average cost method) or market.

Other Assets
   Deferred charges consist primarily of financing charges, rate case, other expenses, and notes receivable totaling $245,248.
    Deferred rate case expenses are amortized over periods allowed by the governing regulatory authorities, generally one to three years. Other assets also include preliminary survey and investigation costs and certain items amortized, subject to regulatory approval, over their anticipated period of recovery. Deferred financing charges are amortized over the lives of the related debt issues.

Customers' Advances/Contributions in Aid of Construction
   The water subsidiaries receive contributions and advances for construction from or on behalf of customers. Advances received are refundable, under certain circumstances, either wholly or in part, over varying periods of time. Amounts no longer refundable are reclassified to contributions in aid of construction.
   Contributions and advances received after 1986, but before June 12, 1996, are treated as taxable income. Amounts that customers are required to contribute to offset the income taxes payable by the Company are normally included in contributions or advances.

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

New Accounting Pronouncements: SFAS No. 121
   SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard in 1996. The adoption of SFAS No. 121 did not have a material impact on the financial position or results of operations of the Company.

(2)  Income Tax Expense

The Company uses the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the accompanying Consolidated Balance Sheets. Net regulatory assets of approximately $3.9 million and $3.7 million at December 31, 1996 and 1995 respectively are reflected in the balance sheet.

   Accumulated deferred taxes consisted of tax assets of $565,000, $599,000, and $985,000 related to alternative minimum tax offset by liabilities of $23,655,000, $22,347,000, and $21,054,000, which are predominantly related to depreciation and other plant related differences in 1996, 1995 and 1994, respectively. The Company has reserved $613,000 for state net operating loss carryforwards at CAT. All other deferred tax assets are expected to be realized in the future; therefore, no additional valuation allowance has been recorded.

     The components of income tax expense from continuing operations reflected in the Consolidated Statements of Income are as follows:

                                   For the Years Ended December 31,
(Dollars in Thousands)         1996             1995             1994
----------------------------------------------------------------------
Federal:
  Currently payable          $2,353           $4,646           $4,209
  Deferred                    1,025            1,413              561
  Investment tax credit,
    net of amortization        (185)            (190)             (139)
                             ------------------------------------------
                             $3,193           $5,869            $4,631
State:                       ------------------------------------------
  Currently payable             308              214               506
  Deferred                      317              265             (  13)
 State investment tax credit,
   net of amortization            4               29               -
                             ------------------------------------------
                                629              508               493
                             ------------------------------------------
  Total provision            $3,822           $6,377            $5,124
                             ==========================================
The provision for income tax
   expense is reflected in:
  Income taxes               $3,973           $5,497            $4,623
  Gains (Losses) from sales of
     properties                 (94)             920               242
  Other income                  (57)             (40)              259
                             ------------------------------------------
  Total provision            $3,822           $6,377            $5,124
                             ==========================================
     The table below reconciles the federal statutory rate to a rate computed by dividing income tax expense, as shown in the previous table, by income from continuing operations before income tax expense.

                               1996            1995              1994
                               ---------------------------------------
Statutory rate                 34.0%            34.0%            34.0%
State taxes, net of
  federal benefit               4.1              1.9              2.2
Effect of decrease in
  statutory rate on reversing
  timing items                  (.6)            ( .2)            ( .2)

Investment tax credit          (1.8)            (1.0)            (1.0)
Other                           2.2              1.4             (1.1)
                               ----------------------------------------
                               37.9%            36.1%            33.9%
                               ========================================
(3) Long-Term Debt

Maturities and sinking fund requirements of the first mortgage bonds, debentures and notes, including capitalized leases, are $645,000 in 1997, $836,000 in 1998, $17,891,000 in 1999, $2,010,000 in 2000,
$2,010,000 in 2001 and $150,170,000 thereafter.    Substantially all of
the Company's water utility plant is pledged as security under various indentures or mortgages. The indentures restrict cash dividends and repurchases of the Companys' common stocks. The various water utility subsidiaries' indentures generally prohibit the payment of dividends on common shares in excess of retained earnings plus a stated dollar amount. Approximately $34.5 million of reinvested earnings were not so restricted at December 31, 1996.

   In 1996, funds restricted for construction activity of $10 million was obtained through the issuance of tax exempt bonds, the use of which is restricted for utility plant construction. At December 31,1996, there was $2.4 million of restricted funds remaining. Interest income earned is included in Other, net in the accompanying Consolidated Statements of Income.

(4)  Notes Payable

Notes payable are incurred primarily for temporary financing of plant expansion.
It is the subsidiaries' intent to repay these borrowings with the proceeds from the issuance of long-term debt or equity securities. Certain information related to the borrowings of the continuing operations is as follows:

(Dollars in Thousands)             1996           1995            1994
                                ----------------------------------------
Unused lines of bank
  credit                         $72,646        $43,670         $56,694
Borrowings outstanding at
  year-end                        18,554         11,830          27,306
Total lines of bank             ----------------------------------------
  credit                         $91,200        $55,500         $84,000
Monthly average borrowings      ========================================
  during the year                $18,271        $24,795         $27,679
Maximum borrowings at any       ========================================
  month-end during the year      $21,815        $34,915         $34,600
Weighted average annual interest========================================
  rate during the year              7.0%           7.5%            6.6%
Weighted average interest rate  ========================================
  on borrowings outstanding
  at year-end                       6.7%           7.3%            7.0%
                                ========================================
(5) Shareholders' Investment

As of December 31, 1996, the Company reserved issuable common shares for the following purposes:

               Dividend Reinvestment Plan         196,543
               401(k) Savings Plan                177,317
               Stock Option Plans                 120,000
               Long-term Incentive Plan           400,000
                                                 ---------
                                                  893,860

   The stock option plans approved by stockholders in 1988 and 1993 provide for the sale of shares to eligible key employees of the Company and its subsidiaries. The plans provide that option prices shall not be less than 100% of the fair market value on the date of the grant. The options expire after five years. During 1996, 30,000 options were granted, 1,300 options were exercised, and 19,654 options lapsed and were canceled. During 1995, 27,000 options were granted, no options were exercised and 38,493 options lapsed and were canceled. During 1994, 29,000 options were granted, 1,980 options were exercised, and 34,833 options lapsed and were canceled. At December 31, 1996, options for 120,000 shares were exercisable at prices of $17.75, $18.50, $18.25, $17.25, and $16.75 per share. Stock options were exercised in 1996 at $16.50. No options were exercised in 1995. Stock options were exercised in 1994 at $18.25 and $16.50 per share.

   Information regarding outstanding preferred stock ($100 par value) of the Company and its subsidiaries is as follows:


      Par Value

       of Shares
                            Cumulative   Current                      Shares
       Outstanding
                            Dividend     Call Price      Shares       Issued
and       (Dollars in
                            Rate %       Per Share       Authorized
Outstanding      Thousands)
-----------------------------------------------------------------------------------------
Consumers Pennsylvania--
  Shenango Valley Division  5            $110            10,000       9,964
        $996
Consumers Illinois Water
  Company                   5 1/2         107             5,000       3,577
         358
Consumers Maine Water
  Company                   5             105             4,000       2,739
         274
Consumers Water Company     5 1/4         105            30,000      10,538
       1,054
Consumers Water Company       -          None           120,000         -
          -


   In addition to the shares listed above, Consumers Water Company owns 36 preferred shares of Consumers Pennsylvania Water Company-Shenango Valley Division, 423 preferred shares of Consumers Illinois Water Company and 11 preferred shares of Consumers Maine Water Company.

   Of the total 30,000 Consumers Water Company preferred shares authorized with voting rights, 15,925 shares have been designated
5-1/4% Cumulative Preferred Stock Series A. The remaining 14,075 shares are undesignated. The difference between par value and acquisition price was credited to amounts in excess of par value. The Company adopted the disclosure-only option under SFAS No. 123, Accounting for Stock-Based Compensation, as of December 31, 1996. If the accounting provisions of the new Statement had been adopted as of the beginning of 1996, the effect on 1996 net earnings would have been immaterial. Further, based on current and anticipated use of stock options, it is not envisioned that the impact of the Statement's accounting provisions would be material in any future period.

(6) Acquisitions

  On November 18, 1996, the Company, through its subsidiary, Consumers Maine Water Company, acquired the stock of the Bucksport Water Company for $1,079,000. Bucksport Water Company was subsequently merged into Consumers Maine Water Company.

 On September 10, 1996, the Company, through its subsidiary, Consumers Maine Water Company, acquired the assets of Hartland Water Company for $148,000.

  On September 23, 1996, the Company, through its subsidiary, Consumers Pennsylvania Water Company-Shenango Valley Division, acquired the assets of Mercer Water Company for $761,000.

  On September 14, 1995, the Company, through its subsidiary, Consumers New Jersey Water Company, acquired the water utility assets of Lakeland County Hospital for $1,450,000.

   On September 2, 1994, the Company, through its subsidiary Consumers Pennsylvania Water Company-Roaring Creek Division, acquired the assets of Ralpho Township water system for $1,426,000.

   All of these acquisitions were accounted for using the purchase method of accounting, and the results of their operations have been included in the consolidated financial statements since the date of acquisition.

(7) Dispositions

   In 1994, Consumers Illinois recorded a gain, net of taxes of $394,000 from the sale of nine acres of land. In 1996, as part of a rate hearing, the Illinois Commerce Commission ordered Consumers Illinois to return the gain from this sale to the customer through reduced rates. Therefore, the gain was reversed in the second quarter of 1996. On July 17, 1996, Consumers Illinois filed in the Appellate Court for the Third District of Illinois a Notice of Appeal and Petition for Review of the Commission's Order.

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

The funded status of the plan as of December 31 is as follows:

(Dollars in Thousands)                        1996             1995
---------------------------------------------------------------------
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligations
     Vested                                  $24,167          $22,441
     Nonvested                                 1,651            1,583
                                             ------------------------
Total                                         25,818           24,024
  Effect of future salary increases            6,594            7,045
Projected benefit obligations for services   ------------------------
  provided to date                            32,412           31,069
Market value of plan assets, primarily
  invested in stocks, bonds and short-term
  funds                                       38,112           32,849
Plan assets in excess of projected           ------------------------
  benefit obligations                          5,700            1,780
Unrecognized net asset existing
  as of January 1, 1987, being amortized over
  22 years                                   (2,690)           (2,899)
Unrecognized prior service cost               1,959             2,171
Unrecognized net gain                        (7,258)           (3,718)
                                            --------------------------
Accrued pension cost at year-end            $(2,289)          $(2,666)
                                            ==========================
Net pension cost included the following items:

(Dollars in Thousands)                  1996           1995           1994
---------------------------------------------------------------------------
Service cost-benefits earned
  during the year                     $1,142         $  980          $1,151
Interest cost on projected
  benefit obligations                  2,430          2,236           2,178
Actual loss (return) on plan assets   (5,869)        (6,555)          1,656
Net amortization and deferral          2,946          4,127          (4,322)
                                      --------------------------------------
Net periodic pension cost              $ 649        $   788         $   663
                                      ======================================

   The expected long-term rate of return on plan assets was 9.0% in 1996, 1995 and in 1994. The salary increase assumption was 4.5% in 1996, 5.0% in 1995 and in 1994. The discount rate used to determine the actuarial present value of the projected benefit obligations was 8.0% in 1996, 8.0%
in 1995, and 8.5% in 1994.    The Company also has a 401(k) Plan, which
covers substantially all its employees. The Company matches up to 40% of an employee's contributions in Company stock, subject to a $1,040 limitation. The value of the match was $394,000, $364,000 and $371,000 in 1996, 1995, and 1994, respectively.

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

   The following table sets forth the postretirement health and life insurance plans' combined funded status.

(Dollars in Thousands)                            1996           1995
------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation                                   ($3,226)         ($3,447)
Plan assets at fair value                          -               -
Accumulated postretirement benefit            --------------------------
  obligation in excess of plan assets          ($3,226)         ($3,447)
Unrecognized net gain from past
  experience different from that assumed
  and from changes in assumptions               (1,337)            (835)
Unrecognized transition obligation               2,567            2,727
                                               -------------------------
Accrued postretirement benefit cost            ($1,996)         ($1,555)
                                               =========================
   The Company's postretirement health and life insurance plans are unfunded; there are no assets for either plan and the accumulated postretirement benefit obligation for health insurance is $2,407,000 and for life insurance is $819,000.

Net periodic postretirement benefit cost included the following components;

(Dollars in Thousands)                       1996         1995          1994
----------------------------------------------------------------------------
Service cost-benefits attributed to
  service during the period                  $132         $148          $182
Interest cost on accumulated
  postretirement benefit obligation           272          292           286
Amortization of transition obligation
  over 20 years                               160          160           160
Net amortization and deferral                ( 30)        (  6)           -
                                             -------------------------------
Net periodic postretirement benefit cost     $534         $594          $628
                                             ===============================
   The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in 1996 and in 1995 and 8.5% in 1994. An 8% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1996, an 8% increase for 1995 and a 10% increase for 1994. The health care cost trend rate is assumed to decrease annually through the year 2001 to an ultimate rate of 5%.
   Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation by $77,000 as of September 30, 1996, $123,000 as of September 30, 1995, and $112,000 as
of September 30, 1994. The effect of this increase in trend rate assumptions on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for the year ended December 31, 1996, would be an increase of $14,000.

(10) Commitments and Contingencies

   The Company is a party in or may be affected by various matters
under litigation.   Many of the improvements required by the Safe
Drinking Water Act have been completed. The Company expects that some of its subsidiaries will need to make significant additional improvements, however, including, but not limited to, construction of treatment plants, new wells and replacement of water mains, to stay in compliance with environmental regulations and to replace aging plant. Management believes that the ultimate treatment of these expenditures and the various matters under litigation will not have a significant adverse effect on either the Company's future results of operations or financial position.

   The Company has operating leases for buildings, vehicles, water meters and office equipment. Rental expenses relating to these leases for the years ended December 31, 1996, 1995 and 1994 were approximately $1,333,000, $1,344,000, and $1,321,000, respectively. At December 31,
1996, minimum future lease payments under noncancelable operating leases are $1,158,000 in 1997, $911,000 in 1998, $716,000 in 1999, $511,000 in
2000, $474,000 in 2001 and $1,458,366 thereafter.

     In March, 1993, an outside contractor spilled a small amount of mercury while working at Consumers Ohio's water treatment plant.
Several areas in and around the plant were contaminated by the spill, although no mercury contaminated Consumers Ohio's water supply. The cleanup has been completed at a total cost of approximately
$900,000. Consumers Ohio Water has received $100,000 from its insurer and has sought recovery of all the cleanup costs from the contractor. Management believed it possible that Consumers Ohio would recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, deferred the costs incurred in connection with the spill. However, due to the progress of the case and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for possible losses on this claim. In November, 1996, the contractor obtained a judgement in its favor, from which Consumers Ohio has appealed. As a result of this adverse judgement, Consumers Ohio increased the reserve previously taken to cover the clean up and legal costs by $560,000 or $370,000, net of taxes.

Consumers Water Company and Subsidiaries
Unaudited Financial Information

Quarterly Financial Data
Unaudited quarterly financial data pertaining to the results of operations for 1996 and 1995 are as follows:
(Dollars in Thousands                 1st        2nd        3rd       4th
Except Per Share Amounts)            Quarter    Quarter    Quarter   Quarter
1996
Operating Revenue                    $25,055     $26,681    $29,349   $26,300
Operating Income                     $ 6,022     $ 6,517    $ 9,059   $ 2,917
                                     -----------------------------------------
Net Income (Loss):
  Before Gains                       $ 1,738     $ 2,035    $ 3,659  ($   941)
                                     -----------------------------------------
  Total                              $ 1,824     $ 1,640    $ 3,659  ($   872)
                                     -----------------------------------------
Earnings(Loss) Per Share:
  Before Gains                       $  0.20     $  0.25    $  0.42  ($  0.11)
                                     =========================================
  Total                              $  0.21     $  0.19    $  0.42  ($  0.10)
                                     =========================================
1995
Operating Revenue                    $22,530     $25,518    $28,479   $25,246
Operating Income                     $ 4,684     $ 6,396    $10,152   $ 7,012
                                     -----------------------------------------
Net Income(Loss):
  Before Gains                       $ 1,232     $ 2,170    $ 4,439   $ 2,354
                                     -----------------------------------------
  Total                              $ 1,595     $ 2,894    $ 4,450   $ 2,364
                                     -----------------------------------------
Earnings(Loss) Per Share:
  Before Gains                       $  0.15     $  0.26    $  0.53   $  0.28
                                     -----------------------------------------
  Total                              $  0.19     $  0.35    $  0.53   $  0.28
                                     =========================================
The fluctuations in revenue and operating income between quarters reflect the seasonal nature of the water utility business, changes in industrial usage and the timing of rate relief. Operating income in the fourth quarter of 1996 is also impacted by Consumers Applied Technologies reorganization and other charges of $2,414,000 net of tax.
    Gains (losses) from the sales of properties of continuing operations, net of taxes, were $86,000, ($395,000), $0, and $69,000 in the four quarters of 1996 as compared with $363.000, $724,000, $11,000, and $10,000 in 1995. The loss of $395,000 recorded in the second quarter of 1996 resulted from the reversal from a gain of the same amount previously recorded in the fourth quarter of 1994.

                                                        Schedule II
              CONSUMERS WATER COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (Dollars in Thousands)

                               Additions        Deductions
                               ---------        ----------
                  Balance at   Provision                          Balance at
                Beginning of  Charged to                Accounts      End of
Description             Year  Operations  Recoveries   Written Off      Year
----------------------------------------------------------------------------
Allowance for
Doubtful                      Year Ended December 31, 1996
Accounts                      -----------------------------
                       $ 848      $1,314         $60       $1,108     $1,114

                              Year Ended December 31, 1995
                              -----------------------------
                        $682         $750        $59         $643       $848

                              Year Ended December 31, 1994
                              -----------------------------
                        $798         $706        $55         $877       $682


-------------------------------------------------------------
ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------------------------------------------------------------

     None.

                             PART III

-----------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

Incorporated by reference are the "Nominees for Election as Directors," and "Other Executive Officers" and sections of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

---------------------------------
ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

Incorporated by reference is the "Executive Compensation" section of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

------------------------------------------------------------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

Incorporated by reference is the "Common Stock Ownership of Certain Beneficial Owners and Management" section of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

---------------------------------------------------------
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

Incorporated by reference is the "Executive Compensation" section of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

                              PART IV

--------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

     (a) LIST OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

                (1) Consolidated financial statements and notes thereto of Consumers Water Company and its subsidiaries together with the Report of Independent Public Accountants, are listed as part of Item 8 of this Form 10-K.

                (2)  Schedules

                     II Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and 1994.

                     All other schedules have been omitted, since they are not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

                (3)  Exhibits

EXHIBITS

3.1 Conformed Copy of Restated Articles of Incorporation of Consumers Water Company, as amended, is submitted herewith as Exhibit 3.1.

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

10.1* Consumers Water Company 1988 Incentive Stock Option Plan is incorporated by reference to Exhibit 10.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.2* Consumers Water Company 1993 Incentive Stock Option Plan is incorporated by reference to Appendix B to definitive proxy statement dated April 5, 1993.

10.3* Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan A, incorporated by reference to Exhibit 10.5.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.4* Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan B, incorporated by reference to Exhibit 10.5.3 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.5 Letter Agreement between Consumers Water Company and Anjou International Company dated February 7, 1986, incorporated by reference to Exhibit 10.6 to Consumers Water Company's
           Registration Statement on Form S-2 (No. 33-41113), filed with the Securities and Exchange Commission on June 11, 1991.

10.6 Assignment of Rights under February 7, 1986 Agreement between Consumers Water Company and Anjou International Company to Compagnie Generale des Eaux, dated November 12, 1987, incorporated by reference to Exhibit 10.7 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.7 Form of Indemnification Agreement entered into between Consumers Water Company and each of its current directors and executive officers, incorporated by reference to Exhibit 10.8 to Consumers Water Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

10.8* Consumers Water Company Executive Severance Plan is incorporated by reference to exhibit 10.9 to Consumers Water Company's Annual Report on Form 10K for the year ended December 31, 1995.

10.9* Consumers Water Company's Senior Management Long-term Incentive Plan is incorporated by reference to Appendix A to the Company's definitive Proxy Statement dated March 29, 1996.

11. Statement of Computation of Per Share Earnings is submitted herewith as Exhibit 11.

21.        List of Subsidiaries of the Registrant is submitted herewith as
           Exhibit 21.

23.        Consent of Arthur Andersen LLP is submitted herewith as Exhibit
           23.

27.        Financial Data Schedule is submitted herewith as Exhibit 27.

-------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

           (b) REPORTS ON FORM 8-K.

On November 8, 1996, Consumers Water Company filed a Form 8-K with the Securities and Exchange Commission reporting, under item 5 thereof, the entry of an adverse judgment with respect to claims brought by its subsidiary, Consumers Ohio Water Company, against a contractor to recover the costs of clean-up of a mercury spill at on of the subsidiary's treatment plants.

                      CONSUMERS WATER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:   /s/ Peter L. Haynes                            3/10/97
   -----------------------                        -----------------
   Peter L. Haynes                                      Date
   President and Director
   (Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ John F. Isacke                             3/10/97
   -----------------------                         -----------------
   John F. Isacke                                       Date
   Senior Vice President
   (Chief Financial Officer)

By:   /s/ Gary E. Wardwell                           3/10/97
   --------------------------                      ----------------
   Gary E. Wardwell                                     Date
   Controller
   (Chief Accounting Officer)

By:   /s/ David R. Hastings, II                      3/10/97
   --------------------------                      ----------------
   David R. Hastings, II                                Date
   Chairman and Director

By:   /s/ Jack S. Ketchum                            3/10/97
   --------------------------                      ----------------
   Jack S. Ketchum                                      Date
   Director

By:   /s/ John E. Menario                            3/10/97
   --------------------------                      ----------------
   John E. Menario                                      Date
   Director

By:   /s/ Jane E. Newman                             3/10/97
   --------------------------                      ----------------
   Jane E. Newman                                       Date
   Director

By:   /s/ John E. Palmer, Jr.                        3/10/97
   --------------------------                      ----------------
   John E. Palmer, Jr.                                  Date
   Director

By:   /s/ Elaine D. Rosen                            3/10/97
   --------------------------                      ----------------
   Elaine D. Rosen                                       Date
   Director

By:   /s/ William B. Russell                         3/10/97
   ---------------------------                     -----------------
   William B. Russell                                    Date
   Director

By: /s/ John H. Schiavi                              3/10/97
   ----------------------------                    -----------------
   John H. Schiavi                                      Date
   Director

By:   /s/ Peter L. Haynes                            3/10/97
   ----------------------------                    -----------------
   Peter L. Haynes                                      Date
   President and Director
   (Chief Executive Officer)


                           EXHIBIT INDEX
Exhibit

3.1     Conformed Copy of Restated Articles of Incorporation of Consumers

        Water Company, as amended, is submitted herewith as Exhibit 3.1.

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

10.1* Consumers Water Company 1988 Incentive Stock Option Plan is incorporated by reference to Exhibit 10.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.2* Consumers Water Company 1993 Incentive Stock Option Plan is incorporated by reference to Appendix B to definitive proxy statement dated April 5, 1993.

10.3* Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan A, incorporated by reference to Exhibit 10.5.2 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.4* Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan B, incorporated by reference to Exhibit 10.5.3 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.5 Letter Agreement between Consumers Water Company and Anjou International Company dated February 7, 1986, incorporated by reference to Exhibit 10.6 to Consumers Water Company's Registration Statement on Form S-2 (No. 33-41113), filed with the Securities and Exchange Commission on June 11, 1991.

10.6 Assignment of Rights under February 7, 1986 Agreement between Consumers Water Company and Anjou International Company to Compagnie Generale des Eaux, dated November 12, 1987, incorporated by reference to Exhibit 10.7 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.7 Form of Indemnification Agreement entered into between Consumers Water Company and each of its current directors and executive officers, incorporated by reference to Exhibit 10.8 to Consumers Water Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

10.8 Consumers Water Company Executive Severance Plan is incorporated by reference to exhibit 10.9 to Consumers Water Company's Annual Report on Form 10K for the year ended December 31, 1995.

10.9 Consumers Water Company's Senior Management Long-term Incentive Plan is incorporated by reference to Appendix A to the Company's definitive Proxy Statement dated March 29, 1996.

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

                                                                 EXHIBIT 3.1

                   RESTATEMENT OF ARTICLES OF INCORPORATION
                                      OF
                            CONSUMERS WATER COMPANY
                                [CONFORMED COPY]


     FIRST: The name of the Company is CONSUMERS WATER COMPANY and it is located at Portland, Maine.

     SECOND: The name of its Clerk and the address of its registered office are:

          Name:               Brian R. Mullany
          Street & Number:    Three Canal Plaza
          City:               Portland, Maine 04112

     THIRD: All purposes and powers allowed by the Maine Business Corporation Act are adopted as the purposes and powers of the Company.

     FOURTH: The Board of Directors is authorized to increase or decrease the number of directors. The minimum number shall be five directors, and the maximum number shall be seventeen directors.

     FIFTH: There shall be two or more classes of shares. The information required by Section 403 of the Maine Business Corporation Act concerning each such class is set out in Article SEVENTH below.

                             SUMMARY

     The aggregate par value of all authorized shares (of all classes) having a par value is $18,000,000. The total number of authorized shares (of all classes) without par value is 120,000 shares.

     SIXTH: Meetings of the shareholders may be held outside the State of Maine.

     SEVENTH:  Provisions concerning the shares of the Company are:

     I.   There are no pre-emptive rights.

     II. The total number of shares which the Company is authorized to issue is 120,000 preferred shares having no par value, 15,000,000 common shares, par value $1.00 per share, and 30,000 preferred shares, par value $100.00 per share.

          (a) Preferred Shares, Par Value $100.00 Per Share. The preferred shares, par value $100.00 per share, shall have the following designations, preferences, priorities, rights, voting powers, restrictions, limitations, qualifications and covenants:

               1. Cumulative Preferred Stock, Series A. Of the total authorized 30,000 preferred shares of the par value of $100.00 per share, 15,925 shares thereof shall be designated as Cumulative Preferred Stock, Series A.

                    A. The Cumulative Preferred Stock, Series A, shall be entitled when and as declared by the Board of Directors in its discretion, out of consolidated earned surplus or retained earnings, but before any dividends are paid on the common shares, to quarterly cumulative dividends from the day of issue thereof at the annual rate of five and one-quarter percent (5 1/4%) of the par value of $100.00 per share, and no more, payable on the first days of January, April, July and October.

                    B. Upon at least thirty (30) days' notice given by mail to the record holders thereof at their address as it appears on the books of the Company, or in the absence of any such address, at their last known address, the Company, by vote of the Board of Directors, except as herein otherwise provided, may on any dividend date out of any funds legally available therefor redeem the whole or any part of the Cumulative Preferred Stock, Series A, at one hundred five per centum (105%) of the par value thereof, if allowed by law, together with an amount equal to dividends accrued on the dividend date on which the redemption is made and all the accumulated dividends, if any; such redemption shall, except as herein provided, be made in such manner as shall be determined from time to time by resolution of the Board of Directors, by the bylaws and by law. Any such redemption of a part only of the outstanding Cumulative Preferred Stock, Series A, may be made either by lot or pro rata as determined by the Board of Directors. No redemption of less than all the outstanding Cumulative Preferred Stock, Series A, shall be made while any dividends accumulated on the Cumulative Preferred Stock, Series A, shall remain unpaid. Notice of redemption having been given as herein provided, unless default be made in the payment of the redemption price in pursuance of such notice, dividends shall cease to accrue upon such shares so called for redemption from and after the date fixed for redemption, and the shares so redeemed shall be deemed to have been retired and the holders of the certificate therefor shall be entitled in respect of their certificates only to the payment of the redemption price.

                    C. In the event of any liquidation or dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Cumulative Preferred Stock, Series A, shall be entitled before any distribution shall be made to the holders of the common shares, to be paid in full the par value of their shares, plus an amount equal to all dividends accrued and accumulated to date of payment, but upon such payment the Cumulative Preferred Stock, Series A, shall not participate further in any distribution of the Company's assets.

                    D. No right to subscribe for or take any shares of any class, or securities convertible into shares, now or hereafter authorized or issued whether by additional issues, share dividends, splits or otherwise, whether preferred or common, shall appertain to the Cumulative Preferred Stock, Series A.

                    E. Each share of the Cumulative Preferred Stock, Series A, shall have voting power for all purposes equal with, but no greater than, each common share, having one vote per share notwithstanding any increase in the common shares outstanding whether by additional issue, share dividends, share rights or otherwise.

               2.  Remainder of Authorized Preferred Shares, Par Value
            $100.00 Per Share. The remainder of the authorized preferred shares, par value $100.00 per share, may be issued in whole or in part from time to time by resolution of the Board of Directors as additional series or as additional shares of any series of preferred shares, par value $100.00 per share, with such variations in (i) the rate of dividend, and whether it is to be cumulative, (ii) whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption, (iii) the amount payable upon shares in event of voluntary or involuntary liquidation, (iv) sinking fund provisions, if any, for the redemption of purchase of shares, (v) the terms and conditions, if any, on which shares may be converted, and (vi) the voting rights, if any, as shall be stated and expressed in the resolution providing for the issuance of such new series; provided, however, that no series of preferred shares, par value $100.00 per share, shall rank senior to the Cumulative Preferred Stock, Series A, with respect to priority in payment of dividends and the distribution of assets upon liquidation, and that all series of preferred shares, par value $100.00 per share, shall rank equally on a pro rata basis with all series of preferred shares having no par value with respect to all rights, preferences and limitations except those specified above.

          b. Preferred Shares Having No Par Value. The authorized preferred shares having no par value may be issued in whole or in part from time to time by resolution of the Board of Directors, as additional series or as additional shares of any series of preferred shares having no par value with such variations in (i) the rate of dividends and whether it is to be cumulative, (ii) whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption,
      (iii) the amount payable upon shares in event of voluntary or involuntary liquidation, (iv) sinking fund provisions, if any, for the redemption or purchase of shares, (v) the terms and conditions, if any, on which shares may be converted, and (vi) the voting rights, if any, as shall be stated and expressed in the resolution providing for the issuance of such new series; provided, however, that no series of preferred shares having no par value shall rank senior to the Cumulative Preferred Stock, Series A, with respect to priority in payment of dividends and the distribution of assets upon liquidation, and that all series of preferred shares having no par value shall rank equally on a pro rata basis with all series of preferred shares, par value $100.00 per share, with respect to all rights, preferences and limitations except those specified above.

          c. Common Shares. Except as limited in these Articles, the common shares shall be entitled to dividends when and as declared by the Board of Directors in its discretion and, together with such preferred shares as may have voting rights, shall have voting power for all purposes.

     EIGHTH: The Company is authorized to purchase its own shares to the extent of unreserved and unrestricted capital surplus and unreserved and unrestricted earned surplus.

     NINTH: Dividends payable in the shares of any class may be paid to the holders of shares of the same or of any other class, except as otherwise provided in Article SEVENTH hereof.

     TENTH: 1. The affirmative vote or consent of the holders of ninety-five percent (95%) of all shares of stock of the Company entitled to vote in elections of Directors, considered for the purposes of this Article TENTH as one class, shall be required for the adoption or authorization of a business combination (as hereinafter defined) with any other entity (as hereinafter defined) if, as of the record date for the determination of stockholders entitled to notice thereof and to vote thereon or consent thereto, such other entity is the beneficial owner, directly or indirectly, of thirty percent (30%) of more of the then outstanding voting shares of the Company, considered for the purposes of this Article TENTH as one class; provided that such ninety-five percent (95%) voting requirement shall not be applicable if:

          a. The cash, or fair market value of other consideration, to be received per share by common shareholders of the Company in such business combination bears the same or a greater percentage relationship to the market price of the Company's common shares immediately prior to the announcement of such business combination as the highest per share price (including brokerage commissions and/or soliciting dealers' fees) which such other entity has theretofore paid for any of the common shares of the Company already owned by it bears to the market price of the common shares of the Company immediately prior to the commencement of acquisition of the Company's common shares by such other entity;

          b. The cash, or fair market value of other consideration, to be received per share by common shareholders of the Company in such business combination (i) is not less than the highest per share price (including brokerage commissions and/or soliciting dealers' fees) paid by such other entity in acquiring any of its holdings of the Company's common shares, and (ii) is not less than the earnings per common share of the Company for the four full consecutive fiscal quarters immediately preceding the record date for solicitation of votes on such business combination, multiplied by the then price/earnings multiple (if any) of such other entity as customarily computed and reported in the financial community;

          c. After such other entity has acquired thirty percent (30%) or more of the then outstanding voting shares of the Company, considered for the purposes of this Article TENTH as one class, and prior to the consummation of such business combination: (i) such other entity shall have taken steps to insure that the Company's Board of Directors included at all times representation by continuing Director(s) (as hereinafter defined) proportionate to the shareholdings of the Company's public common shareholders not affiliated with such other entity (with a continuing Director to occupy any resulting fractional board position);
      (ii) there shall have been no reduction in the rate of dividends payable on the Company's common shares except as necessary to insure that a quarterly dividend payment does not exceed 15% of the net income of the Company for the four full consecutive fiscal quarters immediately preceding the declaration date of such dividend, or except as may have been approved by a unanimous vote of the Directors; (iii) such other entity shall not have acquired any newly issued shares of stock, directly or indirectly, from the Company (except upon conversion of convertible securities acquired by it prior to obtaining its thirty percent (30%) or more of the then outstanding voting shares of the Company, considered for purposes of this Article TENTH as one class, or as a result of a pro rata stock dividend or stock split); and (iv) such other entity shall not have acquired any additional common shares of the Company or securities convertible into common shares except as a part of the transaction which results in such other entity acquiring its thirty percent (30%) or more of the then outstanding voting shares of the Company, considered for purposes of this Article TENTH as one class;

          d. Such other entity shall not have (i) received the benefit, directly or indirectly (except proportionately as a shareholder) of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by the Company, or (ii) made any major change in the Company's business or equity capital structure without the unanimous approval of the Directors, in either case prior to the consummation of such business combination; and

          e. A proxy statement responsive to the requirements of the Securities Exchange Act of 1934 shall be mailed to public shareholders of the Company for the purpose of soliciting shareholder approval of such business combination and shall contain at the front thereof, in a prominent place, any recommendations as to the advisability (or inadvisability) of the business combination which the continuing Directors, or any of them, may choose to state and, if deemed advisable by a majority of the continuing Directors, an opinion of a reputable investment banking firm as to the fairness (or not) of the terms of such business combination, from the point view of the remaining public shareholders of the Company (such investment banking firm to be selected by a majority of the continuing Directors and to be paid a reasonable fee for their services by the Company upon receipt of such opinion).

     The provisions of this Article TENTH shall also apply to a business combination with any other entity which at any time has been the beneficial owner, directly or indirectly, of thirty percent (30%) or more of the outstanding voting shares of the Company, considered for the purposes of this Article TENTH as one class, notwithstanding the fact that such other entity has reduced its holdings of voting shares below such thirty percent (30%) if, as of the record date for the determination of shareholders entitled to notice of and to vote on or consent to the business combination, such other entity is an "affiliate" of the Company (as hereinafter defined).

     2. As used in this Article TENTH, (a) the term "other entity" shall include any corporation, person or other entity and any other entity with which it or its "affiliate" or "associate" (as defined below) has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of stock of the Company, or which is its "affiliate" or "associate" as those terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934 as in effect on January 1, 1982, together with the successors and assigns of such persons in any transaction or series of transactions not involving a public offering of the Company's stock within the meaning of the Securities Act of 1933; (b) an other entity shall be deemed to be the beneficial owner of any shares of stock of the Company which the other entity (as defined above) has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise; (c) the outstanding shares of any class of stock of the Company shall include shares deemed owned through application of clause (b) above but shall not include any other shares which may be issuable pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise; (d) the term "business combination" shall include any merger or consolidation of the Company with or into any other entity, or the sale or lease of all or any substantial part of the assets of the Company to any other entity, or any sale or lease to the Company or any subsidiary thereof in exchange for securities of the Company of any assets (except assets having an aggregate fair market value of less than $1,000,000) of any other entity; (e) the term "continuing Director" shall mean a person who was a member of the Board of Directors of the Company elected by the public shareholders prior to the time that such other entity acquired in excess of ten percent (10%) of the voting shares of the Company, considered for the purposes of this Article TENTH as one class, or a person recommended to succeed a continuing Director by a majority of continuing Directors; and (f) for the purposes of subparagraphs l(a) and (b) of this Article TENTH the term "other consideration to be received" shall mean common shares of the Company retained by its existing public shareholders in the event of a business combination with such other entity in which the Company is the surviving corporation.

     3. A majority of the continuing Directors shall have the power to determine for the purposes of this Article TENTH on the basis of information known to them whether (a) such other entity beneficially owns, directly or indirectly, thirty percent (30%) or more of the outstanding voting shares of the Company, considered for the purposes of this Article TENTH as one class,
(b) an other entity is an "affiliate" or "associate" (as defined above) of another, (c) an other entity has an agreement, arrangement or understanding with another, or (d) the assets being acquired by the Company, or any subsidiary thereof, have an aggregate fair market value of less than $1,000,000.

     4. No amendment to the Articles of Incorporation of the Company shall amend, alter, change or repeal any of the provisions of this Article TENTH, unless the amendment effecting such amendment, alteration, change or repeal shall receive the affirmative vote or consent of the holders of ninety-five percent (95%) of all outstanding voting shares of the Company, considered for the purposes of the Article TENTH as one class; provided that this paragraph 4 shall not apply to, and such ninety-five percent (95%) vote or consent shall not be required for, any amendment, alteration, change or repeal recommended to the shareholders by the Board of Directors of the Company, provided, however, that at least eighty percent (80%) of the Directors vote in favor of such recommendation, and provided further that at least eighty percent (80%) of the Directors are persons who would be eligible to serve as "continuing Directors" within the meaning of paragraph 2 of this Article TENTH.

     5. Nothing contained in this Article TENTH shall be construed to relieve any other entity from any fiduciary obligation imposed by law.


                              EXHIBITS
                                                         EXHIBIT 11
           Statement of Computation of Per Share Earnings


                                           Years Ended December 31,
                                  ---------------------------------------
                                  1996             1995              1994
                                  ---------------------------------------
                                (Amounts in Thousands except per share data)

PRIMARY

Weighted average number of
 shares outstanding               8,625            8,385             8,160
Net effect of dilutive common
 stock equivalents                    3                3                 1
Weighted average
 primary shares                   8,628            8,388             8,161
Net income                      $ 6,251        $  11,303         $  10,000
Preferred dividends                 (55)             (56)              (56)
Earnings applicable
 to common shares               $ 6,196        $  11,247         $   9,944
Primary earnings per
  common share                  $  0.72        $    1.34         $    1.22

FULLY DILUTED

Weighted average number of
 shares outstanding               8,625            8,385            8,160
Net effect of dilutive common
  stock equivalents                   4                3                2
Weighted average fully
  diluted shares                  8,629            8,388            8,162
Earnings applicable to
  common shares                 $ 6,196         $ 11,247         $  9,944
Fully diluted earnings
  per common share              $  0.72         $   1.34         $   1.22


EXHIBIT 21
                     Subsidiaries of Registrant
                         December 31, 1996
                                                              Percentage
                                                                  Voting
                        State in Which     Year Acquired      Securities
Name of Subsidiary        Incorporated         or Formed           Owned
-------------------------------------------------------------------------

BHNE Liquidating Corp.,
  Inc.                        Maine              1983             100.0%


Consumers Maine Water
  Company                     Maine              1959              99.0%

Consumers Illinois Water
  Company                     Illinois           1926             100.0%

Consumers Applied
  Technologies, Inc.          Maine              1984             100.0%
 (and its wholly owned
  subsidiary EnviroAudit)

Consumers Land Management
  Co.                         Maine              1984             100.0%

Consumers New Jersey Water
  Company                     New Jersey         1969              96.8%

Consumers Ohio Water
  Company                     Ohio               1973             100.0%

Consumers Pennsylvania Water
  Company
 --  Susquehanna Division     Pennsylvania       1971              94.9%
 --  Roaring Creek Division   Pennsylvania       1985             100.0%
 --  Shenango Valley Division
      (and its wholly-        Pennsylvania       1926             100.0%
       owned subsidiary,
       Masury Water Company)  Ohio               1926             100.0%

Consumers New Hampshire
  Water Company, Inc.         New Hampshire      1930             100.0%

                                                         Exhibit 23

             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated February 5, 1997, included in this Form 10-K, into the Company's previously filed Registration Statements (Form S-3 No. 33-59375 and Forms S-8 Nos. 33-68858, 33-20994, 33-22032 and 33-57618 and
333-19821).

                                                   /s/  Arthur Andersen LLP
                                                   ------------------------
                                                        Arthur Andersen LLP

Boston Massachusetts
March 10, 1997