Form 10-Q
period 1997-03-31
CONSUMERS WATER CO
filed 1997-05-14
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

                                OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

                   Commission File Number 0-493

                     CONSUMERS WATER COMPANY
      (Exact name of registrant as specified in its Charter)

          Maine                                 01-0049450
-------------------------------            -----------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             identification number)

Three Canal Plaza, Portland, ME                   04101
-------------------------------             ----------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number: (207) 773-6438

--------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of common shares of Consumers Water Company outstanding as of May 12, 1997 was 8,809,214.



                  Consumers Water Company and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars In Thousands)

                                              March 31,       December 31,
                                                1997              1996
                                              ----------------------------
                                             (Unaudited)

ASSETS
Property, Plant and Equipment, at cost:
  Plant in service                            $480,431           $476,067
  Less - Accumulated depreciation               86,502             83,833
                                              -----------------------------
                                               393,929            392,234
                                              -----------------------------
  Construction work in progress                 11,993             12,567
                                              ----------------------------
    NET PROPERTY, PLANT AND EQUIPMENT          405,922            404,801
                                             -----------------------------
ASSETS OF DISCONTINUED OPERATIONS, NET           3,453              5,213
                                              -----------------------------
INVESTMENTS, AT COST                             1,708              1,706
                                              -----------------------------
CURRENT ASSETS:
  Cash and cash equivalents                      2,854              1,775
  Accounts receivable, net of reserves
    of $901 in 1997 and $982 in 1996             8,187              8,971
  Unbilled revenue                               4,840              5,015
  Inventories                                    2,172              2,054
  Prepayments and other                          5,568              6,848
                                              -----------------------------
    TOTAL CURRENT ASSETS                        23,621             24,663
                                              -----------------------------
OTHER ASSETS:
  Funds restricted for construction activity     1,923              2,380
  Deferred charges and other assets             16,775             17,219
                                              -----------------------------
                                                18,698             19,599
                                              -----------------------------
                                              $453,402           $455,982
                                              =============================
SHAREHOLDERS' INVESTMENT AND LIABILITIES

CAPITALIZATION:
  Common Stock, $1 par value
  Authorized: 15,000,000 shares
  Issued: 8,804,752 shares in 1997 and
          8,732,202 in 1996                     $8,805             $8,732
  Amounts in excess of par value                77,004             75,686
  Reinvested Earnings                           18,879             21,597
                                              ------------------------------
                                               104,688            106,015
  Preferred shareholders' investment             1,048              1,054
  Minority interest                              2,346              2,352
  Long-term debt                               173,017            172,917
                                              ------------------------------
    TOTAL CAPITALIZATION                       281,099            282,338
                                              ------------------------------
CONTRIBUTIONS IN AID OF CONSTRUCTION            73,711             73,208
                                              ------------------------------
CURRENT LIABILITIES:
  Notes payable                                 19,730             17,354
  Sinking fund requirements and
    current maturities                             642                645
  Accounts payable                               2,615              5,871
  Accrued taxes                                  7,399              8,103
  Accrued interest                               3,621              3,873
  Dividends payable                              2,667              2,629
  Accrued expenses                              10,083             10,395
                                              ------------------------------
    TOTAL CURRENT LIABILITIES                   46,757             48,870
                                              ------------------------------
COMMITMENTS AND CONTINGENCIES

DEFERRED CREDITS:
  Customers' advances for construction          22,510             22,378
  Deferred income taxes                         24,679             24,506
  Unamortized investment tax credits             4,646              4,682
                                              ------------------------------
                                                51,835             51,566
                                              ------------------------------
                                              $453,402           $455,982
                                              ==============================
BOOK VALUE PAR SHARE OF COMMON STOCK            $11.89             $12.14
                                              ==============================

The accompanying notes are an integral part of these consolidated financial statements.

                 Consumers Water Company and Subsidiaries
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands Except per Share Amounts)
                              (Unaudited)


                                                For the three months ended
                                                March 31,         March 31,
(In Thousands Except Per Share Amounts)           1997              1996
                                               ----------------------------

Operating Revenue                                $22,931           $21,902
Costs and Expenses:                            ----------------------------
  Operations and maintenance                     $10,637           $10,330
  Depreciation                                    $2,851            $2,453
  Taxes other than income                         $3,122            $2,993
                                               ----------------------------
  Total Operating Expenses                        16,610            15,776
                                               ----------------------------
OPERATING INCOME                                   6,321             6,126
                                               ----------------------------
OTHER INCOME AND (EXPENSE):
  Interest expense                                (3,731)           (3,541)
  Construction interest capitalized                  116               186
  Preferred dividends and minority
    interest of subsidiaries                         (29)              (29)
  Gains on sales of properties                         0               143
  Other, net                                         189               155
                                               ----------------------------
                                                  (3,455)           (3,086)
EARNINGS FROM CONTINUING OPERATIONS            ----------------------------
  BEFORE INCOME TAXES                              2,866             3,040
  Income Taxes                                     1,032             1,110
                                               ----------------------------
EARNINGS FROM CONTINUING OPERATIONS:
  Income from Continuing Operations                1,834             1,930
                                               ----------------------------
LOSS FROM DISCONTINUED OPERATIONS:
  Before Discontinuance (Net of taxes of
    $234,000 in 1997 and $107,000 in 1996           (387)             (106)
  Provision for Loss on Disposal of
    Discontinued Operations
      (Net of taxes of $773,000)                  (1,500)               -
                                               ----------------------------
  Total from Discontinued Operations              (1,887)             (106)
                                               ----------------------------
  Net Income (Loss)                                 ($53)           $1,824
                                               ============================
  WEIGHTED AVERAGE SHARES OUTSTANDING             #8,769            #8,547

EARNINGS PER COMMON SHARE:
  Continuing Operations -
    Total                                          $0.21             $0.22
  Discontinued Operations -                    ----------------------------
    Before Discontinuance                         ($0.05)           ($0.01)
    Loss from Disposal of Discontinued         ----------------------------
    Operations                                    ($0.17)            $0.00
                                               ----------------------------
  TOTAL                                           ($0.22)           ($0.01)
                                               ----------------------------
  TOTAL                                           ($0.01)            $0.21
                                               ----------------------------
  DIVIDENDS DECLARED PER COMMON SHARE              $0.30             $0.30
                                               ----------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    Consumers Water Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)
                                                    Three Months Ended
                                                 March 31,        March 31,
                                                   1997             1996
                                               ----------------------------
OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                ($53)          $1,824
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization               3,344            2,801
      Deferred income taxes and investment
        tax credits                                 150              437
      Gains on sales of properties                    0             (143)
      Changes in assets and liabilities:
      Decrease in accounts receivable and
        unbilled revenue                            959              659
      Increase in inventories                      (118)            (103)
      Decrease in prepaid expenses                1,280              826
      Decrease in accounts payable and
        accrued expenses                         (2,460)          (2,726)
      Change in other assets, net of change
        in other liabilities of continuing
        operations                                  (20)            (357)
      Change in assets, net of change in
        liabilities of discontinued
        operations                                  260              232
      Loss on disposal of discontinued
        operations                                1,500                0
                                               ----------------------------
          TOTAL ADJUSTMENTS                       4,895            1,626
                                               ----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         4,842            3,450
                                               ----------------------------
INVESTING ACTIVITIES:

  Capital expenditures                           (3,782)          (6,089)
  Payment received on a note receivable               0            1,330
  Decrease (increase)in funds restricted
    for construction activity                       457               (4)
  Decrease in construction accounts payable      (2,064)          (1,495)
  Net proceeds from sales of properties               0              147
                                               ----------------------------
NET CASH USED IN INVESTING ACTIVITIES            (5,389)          (6,111)
                                               ----------------------------
FINANCING ACTIVITIES:
  Net borrowings of short-term debt               2,376            5,670
  Proceeds from issuance of long-term debt          225                0
  Repayment of long-term debt                      (128)          (1,633)
  Proceeds from issuance of stock                 1,385            1,317
  Advances and contributions in aid
    of construction                                 499              760
  Repayments of advances                            (91)             (50)
  Deferred taxes paid by developers on
    advances and contributions in aid
    of construction                                 (13)            (131)
  Cash dividends paid                            (2,627)          (2,584)
                                               ----------------------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES     1,626            3,349
                                               ----------------------------
  Net increase in cash and cash equivalents       1,079              688
  Cash and cash equivalents at beginning
    of year                                       1,775            2,417
                                               ----------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $2,854           $3,105
                                               ============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION FROM CONTINUING OPERATIONS:
  Cash paid during the year for:
    Interest (net of amounts capitalized)        $3,793           $3,159
    Income taxes                                   $123             $171

NON-CASH INVESTING AND FINANCING
  ACTIVITIES FOR THE YEAR:

Property advanced or contributed                   $227               $0


The accompanying notes are an integral part of these consolidated financial statements.


              CONSUMERS WATER COMPANY AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                            March 31, 1997

                            PART I  ITEM 1


A.           PREPARATION OF FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures which are made are adequate to make the information presented not misleading, particularly when read in conjunction with the financial statements and notes thereto included in the registrants' latest annual report on Form 10-K. In management's opinion, the attached interim financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented. All adjustments made were of a normal and recurring nature except for the discontinued operations described below.

B.           EARNINGS PER SHARE

Earnings per common share are based on the weighted average number of shares and common share equivalents actually outstanding during the period. The effect of employee stock options which are included as common share equivalents is not material.

C.           GAINS AND LOSSES

Included in Income from Continuing Operations are Gains (Losses) net of taxes of $86,000 or $.01 per share in the three months ended March 31, 1996.

D.           DISCONTINUED OPERATIONS

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc. The business is being offered for sale. Estimated losses on the disposal equal $1.5 million, net of taxes of $773,000. This disposal is expected to be completed within one year. The operating results of Consumers Applied Technologies prior to the date of discontinuance are shown under Discontinued Operations on the accompanying consolidated statements of income and all financial statements of prior periods have been restated. Total sales for the discontinued technical services company for the first quarter of 1997 and 1996 were $2,152,000 and $3,153,000, respectively.

Net assets of the discontinued operations approximate net realizable value. A summary of the net assets of discontinued operations follows:

                                           March 31,          December 31,
                                             1997                1996

          Cash                             $271,000            $439,000
          Receivables, net                4,371,000           5,125,000
          Inventory                         200,000             402,000
          Income taxes receivable         2,156,000           2,032,000
          Other current assets                -                 371,000
          Property, plant and equipment     150,000             480,000
                                         --------------------------------
            Total assets                 $7,148,000          $8,849,000
                                         --------------------------------

          Note payable                   $1,200,000          $1,200,000
          Accounts payable                  415,000             554,000
          Accrued expenses                1,987,000           1,788,000
          Other                              93,000              94,000
                                         --------------------------------
            Total liabilities            $3,695,000          $3,636,000
                                         --------------------------------

          Net assets of discontinued
            operation                    $3,453,000          $5,213,000
                                         ================================

E.           RECLASSIFICATIONS

Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

                           PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at March 31, 1997 and the results of its operations for the three months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures totaled $3.4 million, net of contributions and advances in the first quarter of 1997, substantially all of which relates to the Company's utility subsidiaries. Projects included $611,000 spent on system improvements to a newly acquired system in Maine, which is expected to cost $3.0 million in total when completed during 1997; and many smaller projects around the Company.

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

Several of the Company's water utility subsidiaries have filed or plan to file rate cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs which have been prudently incurred in the judgment of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. Given the large rate increases in recent years, Management expects the current increased scrutiny of rate requests by state public utility commissions, and delays in obtaining rate relief to continue even with decreasing capital construction budgets.

FINANCING AND CAPITALIZATION

Water utilities now require higher equity ratios than in the past to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This, coupled with the size of the Company's capital expenditure program, makes it likely that the Company will return to the equity market again in the next few years. The Company anticipates continuing to fund its immediate cash flow needs with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-6 million range. The Company's subsidiaries had unused lines of credit available at March 31, 1997 of $69.8 million. In addition, the Company has three revolving credit agreements totaling $35 million, including one for $10 million obtained in March, 1997. These agreements are committed until mid-1998. At March
31, 1997, $17.3 million was outstanding on these agreements, which is recorded as long-term debt on the balance sheet. These borrowings were used primarily to provide equity infusions to the subsidiaries. In addition, the Company is using funds generated through its Dividend Reinvestment Plan. The Dividend Reinvestment Plan generated $1.0 million in new equity in the first quarter of 1997. In addition to the short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt, long-term debt financing in appropriate situations. Retained earnings declined by $2.7 million in the first quarter of 1997 as a result of dividends in excess of earnings.

DISCONTINUED OPERATIONS

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc. (CAT).
CAT recently completed a reorganization, which reduced the Company's involvement in environmental services and certain other lines of business. In addition, the Company had set certain performance criteria for the remaining business. When it became apparent that those criteria would not be met, the decision was made to discontinue operations. The business is being offered for sale. Estimated losses on the disposal equal $1.5 million, net of taxes. The operating results of Consumers Applied Technologies prior to the date of discontinuance are shown under Discontinued Operations on the accompanying consolidated statements of income and all financial statements of prior periods have been restated.

ACQUISITIONS AND DISPOSITIONS

Over the past five years, the Company has acquired nine water systems. Management anticipates continuing the acquisition policy of recent years.

The Company has sold five divisions with customers totaling approximately 15,000 under the threat of eminent domain since 1991. The gain on these sales totaled over $7 million. The Town of Hudson, New Hampshire, has initiated eminent domain proceedings to acquire the distribution system assets of Consumers New Hampshire Water Company, which are located in Hudson. The ultimate resolution of these proceedings is unknown. The assets subject to this proceeding represent approximately 2% of the Company's utility plant in service. The Company continues to work with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER

In 1985, the Company's subsidiary, Consumers Maine Water Company (Consumers Maine), started construction of a transmission main to Fish and Hobbs ponds, which are located in Hope, Maine, to increase the available water supply of its Camden and Rockland Division. Due to local opposition related to the uncertainty about the environmental impact of withdrawing water from these ponds, the project was delayed. In 1989, final legislation was passed that imposed a moratorium on the withdrawal of water from these ponds. The Maine Public Utilities Commission (MPUC) ordered Consumers Maine to defer the costs of the project, the legal costs of defending the water rights and carrying costs until its first rate case after June 1, 1997. Consumers Maine currently has $673,000 on its balance sheet related to this project. Consumers Maine expects to file a rate case with the MPUC in 1998 seeking recovery of these costs.

RESULTS OF OPERATIONS

First Quarter 1997, Compared to First Quarter, 1996

REVENUE

Revenues increased $1,029,000 or 4.7% compared to the first three months of 1996, primarily due to $953,000 in rate increases. Currently, there are two rate cases pending in which over $1.4 million in additional annual revenue is sought. The Company's water utility subsidiaries plan to file seven additional cases in 1997, timed to seek recovery of and return on funds used to finance their large capital expenditure programs.

OPERATING EXPENSES

Operating expenses increased $834,000 or 5.3% compared to the first three months of 1996. Depreciation increased $398,000 due to higher plant balances and higher depreciation rates. Other taxes, which predominantly relates to property taxes, increased $129,000 due to higher plant balances. The remainder is due to normal expense increases.

                                  PART II

Item 1.  Legal Proceedings.
---------------------------

Schiavi Homes Litigation. In 1994, the Penobscot Indian Nation commenced litigation against the Company, a former subsidiary of the Company, a current subsidiary of the Company and John H. Schiavi, a director of the Company, among others, in the United States District Court for the District of Maine (the "District Court"). The complaint filed in District Court alleged, among other things, that one or all of the defendants defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations in connection with the acquisition of the assets of SHC Corporation, then a subsidiary of the Company, by a Maine limited partnership in which the Penobscot Indian Nation held a limited partnership interest.

On October 25, 1995, the District Court issued an order granting the summary judgment motions of certain defendants, including the Company, its current and former subsidiaries, and John H. Schiavi. On or about
June 6, 1996, the Penobscot Indian Nation filed an appeal from the granting of summary judgment by the District Court with the United
States First Circuit Court of Appeals (the "First Circuit"), alleging that the District Court had erred in granting summary judgment to the Company and the other defendants. On May 5, 1997, the First Circuit issued its opinion affirming the granting of summary judgment to the various defendants including the Company, its current and former subsidiaries and John H. Schiavi.

The suit brought by John L. Palmer (no relation to the Company's director, John E. Palmer, Jr.), who was a co-defendant in the suit brought by the Penobscot Indian Nation and was formerly a director of SHC Corporation, against the Company and its former subsidiary, SHC Corporation, in Cumberland County Superior Court of the State of Maine on May 29, 1996 seeking reimbursement of all of his legal fees incurred in connection with the defense of claims raised by the Penobscot Indian Nation was not affected by the First Circuit's decision. In that litigation, the parties have completed discovery and are awaiting trial.

Management believes that this matter will not have a significant adverse effect on either the Company's future results of operations, financial position or cash flows.

Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits

27.          Financial Data Schedule is submitted herewith as Exhibit 27.

(b)          Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CONSUMERS WATER COMPANY
                                                    (Registrant)



5/14/97                                           /s/ Peter L. Haynes
--------------------------                    -----------------------
       Date                                           Peter L. Haynes
                                              Chief Executive Officer




5/14/97                                            /s/ John F. Isacke
---------------------------                    ------------------------
      Date                                             John F. Isacke
                                              Chief Financial Officer

Exhibit Index

27.
Financial Data Schedule is submitted herewith as Exhibit 27.