Form 10-Q
period 1997-06-30
CONSUMERS WATER CO
filed 1997-08-13
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of common shares of Consumers Water Company outstanding as of August 8, 1997 was 8,870,663.

                   Consumers Water Company and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  PART I ITEM I
                                  -------------
                                              June 30,         December 31,
                                                1997              1996
                                              ----------------------------
                                            (Unaudited)
ASSETS
-------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Plant in service                            $484,808           $476,067
  Less - Accumulated depreciation               88,786             83,833
                                              ----------------------------
                                               396,022            392,234

  Construction work in progress                 12,321             12,567
                                              ----------------------------
    Net property, plant and equipment          408,343            404,801
                                              ----------------------------
  Assets of Discontinued Operations, Net         3,493              5,213
                                               ---------------------------
  Investments, at cost                           1,752              1,706
                                               ---------------------------
CURRENT ASSETS:
  Cash and cash equivalents                      2,366              1,775
  Accounts receivable, net of reserves of
    $944 in 1997 and $982 in 1996                9,159              8,971
  Unbilled revenue                               5,307              5,015
  Inventories                                    2,145              2,054
  Prepayments and other                          4,265              6,848
                                               ---------------------------
    Total current assets                        23,242             24,663
                                               ---------------------------
OTHER ASSETS:
  Funds restricted for construction activity     1,692              2,380
  Deferred charges and other assets             16,598             17,219
                                               ---------------------------
                                                18,290             19,599
                                               ---------------------------
                                              $455,120           $455,982
                                               ===========================
SHAREHOLDERS' INVESTMENT AND LIABILITIES
----------------------------------------
CAPITALIZATION:
  Common Stock, $1 par value
  Authorized: 15,000,000 shares
  Issued: 8,863,276 shares in 1997
      and 8,732,202 in 1996                     $8,863             $8,732
  Amounts in excess of par value                77,780             75,686
  Reinvested Earnings                           18,890             21,597
                                               ---------------------------
                                               105,533            106,015
                                               ---------------------------
  Preferred shareholders' investment             1,048              1,054
  Minority interest                              2,352              2,352
  Long-term debt                               171,846            172,917
                                               ---------------------------
    Total capitalization                       280,779            282,338
                                               ---------------------------
  Contributions in Aid of Construction          74,274             73,208
                                               ---------------------------
CURRENT LIABILITIES:
  Notes payable                                 20,375             17,354
  Sinking fund requirements and current
    maturities                                     640                645
  Accounts payable                               2,745              5,871
  Accrued taxes                                  6,829              8,103
  Accrued interest                               3,909              3,873
  Dividends payable                              2,667              2,629
  Accrued expenses                              10,376             10,395
                                               ---------------------------
    Total current liabilities                   47,541             48,870
                                               ---------------------------
COMMITMENTS AND CONTINGENCIES
------------------------------
DEFERRED CREDITS:
  Customers' advances for construction          22,736             22,378
  Deferred income taxes                         25,180             24,506
  Unamortized investment tax credits             4,610              4,682
                                               ---------------------------

                                                52,526             51,566
                                               ---------------------------
                                              $455,120           $455,982
                                               ===========================
Book Value Per Share of Common Stock            $11.91             $12.14
                                               ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                  Consumers Water Company and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands Except Per Share Amounts)
                                (Unaudited)

                                           For the six months ended June 30,
                                                 1997           1996
                                           ---------------------------------

Operating Revenue                              $47,149        $44,975

COSTS AND EXPENSES:
  Operations and maintenance                    21,187         21,184
  Depreciation                                   5,679          4,970
  Taxes other than income                        6,297          5,970
                                               -----------------------
    Operating Expenses                          33,163         32,124
                                               -----------------------
Operating Income                                13,986         12,851
                                               -----------------------
OTHER INCOME AND (EXPENSE):
  Interest expense                              (7,564)        (7,133)
  Construction interest capitalized                191            395
  Preferred dividends and minority interest
    of subsidiaries                                (70)           (60)
  Gains (losses) on sales of properties             16           (498)
  Other                                            513            285
                                                ----------------------
                                                (6,914)        (7,011)
                                                ----------------------
  Before Income Taxes                            7,072          5,840
Income Taxes                                     2,552          2,106
                                                ----------------------
  Income from Continuing Operations              4,520          3,734
                                                ----------------------
LOSS FROM DISCONTINUED OPERATIONS:
  Before Discontinuance, Net of tax               (387)          (270)
  Provision for Loss on Disposal of
    Discontinued Operations, Net of tax         (1,500)            -
                                                ----------------------
  Total from Discontinued Operations            (1,887)          (270)
                                                ----------------------
Net Income                                      $2,633         $3,464
                                                ======================
Weighted Average Shares Outstanding              8,800          8,573

EARNINGS PER COMMON SHARE:
  Continuing Operations - Total                  $0.51          $0.43
  Discontinued Operations -                     ----------------------
    Before Discontinuance                       ($0.04)        ($0.03)
    Loss from Disposal of Discontinued
      Operations                                ($0.17)         $0.00
                                                ----------------------
    Total                                       ($0.21)        ($0.03)
                                                ----------------------
  Total                                          $0.30          $0.40
                                                ======================
Dividends Declared Per Common Share              $0.60          $0.60
                                                ======================


The accompanying notes are an integral part of these consolidated financial statements.

                 Consumers Water Company and Subsidiaries
                    CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Per Share Amounts)
                              (Unaudited)

                                          For the three months ended June 30,
                                                  1997            1996
                                          -----------------------------------
Operating Revenue                               $24,218         $23,073

COSTS AND EXPENSES:
  Operations and maintenance                     10,550          10,854
  Depreciation                                    2,828           2,517
  Taxes other than income                         3,175           2,977
                                                ------------------------
    Operating Expenses                           16,553          16,348
                                                ------------------------
Operating Income                                  7,665           6,725
                                                ------------------------
OTHER INCOME AND (EXPENSE):
  Interest expense                               (3,833)         (3,592)
  Construction interest capitalized                  75             209
  Preferred dividends and minority
    interest of subsidiaries                        (41)            (31)
  Gains (losses) on sales of properties              16            (641)
  Other                                             324             130
                                                ------------------------
                                                 (3,459)         (3,925)
                                                ------------------------
Earnings From Continuing Operations
  Before Income Taxes                             4,206           2,800
Income Taxes                                      1,520             996
                                                ------------------------
  Income from Continuing Operations               2,686           1,804
                                                ------------------------
LOSS FROM DISCONTINUED OPERATIONS:
  Before Discontinuance, Net of Tax                 -              (164)
  Provision for Loss on Disposal of
    Discontinued Operations, Net of Tax             -                -
                                                ------------------------
  Total from Discontinued Operations                -              (164)
                                                ------------------------
Net Income                                       $2,686          $1,640
                                                ========================
Weighted Average Shares Outstanding               8,831           8,599

EARNINGS PER COMMON SHARE:
  Continuing Operations - Total                   $0.30           $0.21
  Discontinued Operations -                      -----------------------
    Before Discontinuance                            -           ($0.02)
    Loss from Disposal of Discontinued Operations    -              -
                                                 -----------------------
    Total                                            -           ($0.02)
                                                 -----------------------
  Total                                           $0.30           $0.19
                                                 =======================
  Dividends Declared Per Common Share             $0.30           $0.30
                                                 =======================


The accompanying notes are an integral part of these consolidated financial statements.

                    Consumers Water Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)

                                            For the six months ended June 30,
                                                    1997         1996
                                            ---------------------------------
OPERATING ACTIVITIES:
  Net income                                        $2,633      $3,464

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
 Depreciation and amortization                      6,604       5,661
 Deferred income taxes and investment tax credits     630         446
 (Gains) losses on sales of properties                (16)        498
 Changes in assets and liabilities:
  Increase in accounts receivable and
    unbilled revenue                                  (480)       (745)
  Increase in inventories                              (91)       (119)
  Decrease in prepaid expenses                       2,583       1,739
  Decrease in accounts payable and
    accrued expenses                                (2,162)     (2,702)
  Change in other assets, net of change in
    other liabilities of continuing operations        (377)       (429)
  Change in assets, net of change in liabilities
    of discontinued operations                         220        (310)
  Loss on disposal of discontinued operations        1,500          -
                                                    --------------------
  Total adjustments                                  8,411       4,039
                                                    --------------------
  Net cash provided by operating activities         11,044       7,503

INVESTING ACTIVITIES:
  Capital expenditures                              (9,746)    (13,271)
  Payment received on a note receivable                -         1,330
  (Increase) decrease in funds restricted for
    construction activity                              688          (8)
  Decrease in construction accounts payable         (2,221)     (1,547)
  Proceeds from sales of properties                     18         144
                                                    -------------------
  Net cash used in investing activities            (11,261)    (13,352)
                                                    -------------------
FINANCING ACTIVITIES:
  Net borrowings of short-term debt                  3,021       8,920
  Repayment of long-term debt                       (1,076)     (1,183)
  Proceeds from issuance of stock                    2,219       2,333
  Advances and contributions in aid of
    construction                                     2,197       3,016
  Repayments of advances                              (223)       (744)
  Deferred taxes paid by developers on advances and
    contributions in aid of construction               (28)       (315)
  Cash dividends paid                               (5,302)     (5,179)
                                                     ------------------
  Net cash provided by financing activities            808       6,848
                                                     ------------------
  Net increase in cash and cash equivalents            591         999
  Cash and cash equivalents at beginning of year     1,775       2,417
                                                     ------------------
  Cash and cash equivalents at end of period        $2,366      $3,416
                                                     ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  FROM CONTINUING OPERATIONS:
  Cash paid during the period for:
    Interest (net of amounts capitalized)           $7,188      $6,494
    Income taxes                                      $689      $2,021

NON-CASH INVESTING AND FINANCING ACTIVIITES
  FOR THE PERIOD:
  Property advanced or contributed                    $550        $389



The accompanying notes are an integral part of these consolidated financial statements.


            CONSUMERS WATER COMPANY AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)
                         June 30, 1997

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

C.           GAINS AND LOSSES

Income from continuing operations includes gains (losses) net of taxes as follows:

                                 Three Months             Six Months
                                1997      1996           1997      1996

Miscellaneous Land Sales       10,000       -           10,000    85,000
Reversal of Illinois Gain         -         -              -    <394,000>
                              -----------------        ------------------
                               10,000       -           10,000  <309,000>
                              =================        ==================
                Per Share         -         -               -       <.04>

Miscellaneous land sales include small tracts of land sold in Ohio and Pennsylvania.

In 1994, Consumers Illinois recorded a gain, net of taxes of $394,000 from the sale of nine acres of land. In 1996, as part of a rate hearing, the Illinois Commerce Commission ordered Consumers Illinois to return the gain from this sale to customers through reduced rates. Therefore, the gain was reversed in the second quarter of 1996. Consumers Illinois challenged this decision in court. On July 8, 1997, the Appellate Court for the Third District of Illinois reversed the Illinois Commerce Commission's decision to treat the gain from the sale of land as an adjustment to water operating revenue. The Court remanded the cause to the Illinois Commerce Commission for purposes of modifying water rates to reflect the elimination of the adjustment and to allow Consumers Illinois to file new rates that are consistent with the Court's decision. The Illinois Commerce Commission has the right to appeal the Court's order.

D.           DISCONTINUED OPERATIONS

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc. The business is being offered for sale. Estimated losses on the disposal equal $1.5 million, net of taxes of $543,000. This disposal is expected to be completed within one year. The operating results of Consumers Applied Technologies prior to the date of discontinuance are shown under Discontinued Operations on the accompanying consolidated statements of income and all financial statements of prior periods have been restated. Total sales for the discontinued technical services company for the first half of 1997 and 1996 were $3,607,000 and $6,761,000, respectively. Net assets of the discontinued operations approximate realizable value. A summary of the net assets of discontinued operations follows:

                                        June 30,            December 31,
                                          1997                  1996
                                        --------            -----------
          Cash                          $295,000              $439,000
          Receivables, net             3,711,000             5,125,000
          Inventory                       35,000               402,000
          Income taxes receivable      2,700,000             2,032,000
          Other current assets           125,000               371,000
          Property, plant and equipment   75,000               480,000
                                      ----------            ----------
          Total assets                $6,941,000            $8,849,000
                                      ----------            ----------
          Note payable                $1,200,000            $1,200,000
          Accounts payable                40,000               554,000
          Accrued expenses             2,115,000             1,788,000
          Other                           93,000                94,000
                                      ----------            ----------
          Total liabilities           $3,448,000            $3,636,000
          Net assets of               ----------            ----------
            discontinued operations   $3,493,000            $5,213,000
                                      ==========            ==========
E.           RECLASSIFICATIONS

Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                                June 30, 1997

                        PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at June 30, 1997 and the results of its operations for the six months and the three months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures totaled $7.8 million, net of contributions and advances in the first half of 1997, substantially all of which relates to the Company's utility subsidiaries. Projects included $1.2 million spent on system improvements to a newly acquired system in Maine, which is expected to cost $3.0 million in total when completed during 1997; and many smaller projects around the Company.

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

The Company is engaged in a project that will replace a major plant at Consumers Pennsylvania Water Company - Shenango Valley Division. The cost of this project is estimated at $32 million when it is completed in 2000. This will replace one of the Company's oldest water treatment plants. Current and future water quality regulations along with future demand projections require that the existing plant be retired and replaced with a new facility. The design is substantially complete and construction is expected to commence by the end of 1997. The Company expects to finance this project with tax exempt debt and equity.

Several of the Company's water utility subsidiaries have filed or plan to file rate cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs which have been prudently incurred in the judgment of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. Given the large rate increases in recent years, Management expects the current increased scrutiny of rate requests by state public utility commissions, and delays in obtaining rate relief to continue, even with decreasing capital construction budgets.

FINANCING AND CAPITALIZATION

Water utilities now require higher equity ratios than in the past to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of the additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This, coupled with the size of the Company's capital expenditure program, makes it likely that the Company will return to the equity market again in the next few years. The Company anticipates continuing to fund its immediate cash flow needs with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-6 million range. The Company's subsidiaries had unused lines of credit available at June 30, 1997 of $64 million. In addition, the Company has three revolving credit agreements totaling $35 million, including one for $10 million obtained in March, 1997. Two of these agreements are committed until mid-1998. The third agreement for $15 million is committed until mid-1999. At June 30, 1997, $16.1 million was outstanding on these agreements, which is recorded as long-term debt on the balance sheet. These borrowings were used primarily to provide equity infusions to the subsidiaries. In addition, the Company is using funds generated through its Dividend Reinvestment Plan. The Dividend Reinvestment Plan generated $1.8 million in new equity in the first half of 1997. In addition to the short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt, long-term debt financing in appropriate situations. Retained earnings declined by $2.7 million in the first half of 1997 as a result of dividends in excess of earnings.

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

OTHER

Income from continuing operations includes gains (losses) net of taxes as follows:

                                   Three Months             Six Months
                                1997         1996         1997       1996

Miscellaneous Land Sales        10,000         -         10,000     85,000
Reversal of Illinois Gain         -            -            -     <394,000>
                               -------------------      -------------------
                                10,000         -         10,000   <309,000>
                               ===================      ===================
                Per Share         -            -            -         <.04>

Miscellaneous land sales include small tracts of land sold in Ohio and Pennsylvania

In 1994, Consumers Illinois recorded a gain, net of taxes of $394,000 from the sale of nine acres of land. In 1996, as part of a rate hearing, the Illinois Commerce Commission ordered Consumers Illinois to return the gain from this sale to customers through reduced rates. Therefore, the gain was reversed in the second quarter of 1996. Consumers Illinois challenged this decision in court. On July 8, 1997, the Appellate Court for the Third District of Illinois reversed the Illinois Commerce Commission's decision to treat the gain from the sale of land as an adjustment to water operating revenue. The Court remanded the cause to the Illinois Commerce Commission for purposes of modifying water rates to refect the elimination of the adjustment and to allow Consumers Illinois to file new rates that are consistent with the Court's decision. The Illinois Commerce Commission has the right to appeal the Court's order.

In 1985, the Company's subsidiary, Consumers Maine Water Company (Consumers Maine), started construction of a transmission main to Fish and Hobbs ponds, which are located in Hope, Maine, to increase the available water supply of its Camden and Rockland Division. Due to local opposition related to the uncertainty about the environmental impact of withdrawing water from these ponds, the project was delayed. In 1989, final legislation was passed that imposed a moratorium on the withdrawal of water from these ponds. The Maine Public Utilities Commission (MPUC) ordered Consumers Maine to defer the costs of the project, the legal costs of defending its water rights and carrying costs until its first rate case after June 1, 1997. Consumers Maine currently has $673,000 on its balance sheet related to this project and expects to file a rate case with the MPUC in 1998 seeking recovery of these costs.

RESULTS OF OPERATIONS

First Half 1997, Compared to First Half, 1996

OPERATING REVENUE

Revenues increased $2,174,000 or 4.8% for the six months ended June 30, 1997 as compared to the same period in 1996 due primarily to rate incrases of $1,733,000, revenues from newly acquired systems of $247,000 and increased consumption of $198,000. Currently three additional rate cases filed with annual revenue requests totalling $6.0 million. In addition, two more rate cases are expected to be filed in 1997 with annual revenue requests totalling $2.3 million.

OPERATING EXPENSES

Utility operating expenses increased $1,039,000 or 3.2%. Depreciation increased $709,000 due to higher plant balances and higher depreciation rates. Taxes other than income taxes, increased $327,000 predominantly due to increases in property taxes due to higher plant balances.

Second Quarter, 1997 versus Second Quarter, 1996

OPERATING REVENUE

Operating revenues increased $1,145,000, or 5.0%, for the three months ended June 30, 1997, as compared to the same period in 1996, due primarily to $780,000 in rate increases, revenues from newly acquired systems of $174,000, and increased consumption of $191,000.

OPERATING EXPENSES

Operating expenses increased $205,000 or 1.3% for the three months ended June 30, 1997, as compared to the same period in 1996. Depreciation increased $311,000 due to higher plant balances and higher depreciation rates. Taxes other than income has increased $198,000 predominantly due to increased property taxes due to higher plant balances. Operations and maintenance expense decreased $304,000. Pension expense has decreased approximately $150,000 due to the investment performance of the pension fund investments. The remainder of the decrease is due to a Company cost control initiative.

                             PART II

Item 1.  Legal Proceedings.

Schiavi Homes Litigation. As noted in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997, the United States First Circuit Court of Appeals (the "First Circuit") affirmed the granting of summary judgment to the Company, its current and former subsidiaries and its director, John H. Schiavi, by the United States District Court for the District of Maine (the "District Court") with respect to a complaint filed by the Penobscot Indian Nation. The complaint filed by the Penobscot Indian Nation alleged, among other things, that one or all of the defendants had defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations in connection with the acquisition of the assets of SHC Corporation, then a subsidiary of the Company, by a Maine limited partnership in which the Penobscot Indian Nation held a limited partnership interest. On or about August 1, 1997, the Penobscot Indian Nation filed a petition for certiorari with the United States Supreme Court seeking a review of the First Circuit's affirmation of the granting of summary judgment to the Company and the other defendants and a finding that the First Circuit's decision conflicts with applicable statutes and with prior Supreme Court decisions. The granting of a petition for certiorari is discretionary with the Supreme Court.

The suit brought by John L. Palmer, who is no relation to the Company's director, John E. Palmer, Jr., seeking reimbursement of all of his legal fees incurred in connection with the defense of claims raised by the Penobscot Indian Nation is not affected by the petition for certiorari. In that litigation, the parties have completed discovery and are waiting trial.

Illinois Regulatory Appeal. As previously reported in the Company's Form 10-K for the year ended December 31, 1996, Consumers Illinois filed in the Appellate Court for the Third District of Illinois (the "Court") a Notice of Appeal and Petition for Review of an Order of the Illinois Commerce Commission entered on May 8, 1996 (the "Order"). The Order required the transfer of the net gain of approximately $394,000 resulting from the sale of land by Consumers Illinois from the shareholders of Consumers Illinois to ratepayers in the Consumers Illinois Kankakee District in the form of reduced rates over a seven year period. The Notice of Appeal, dated July 17, 1996, was also directed to the City of Kankakee, the Nutrasweet Group, Governor's State University, and the Village of University Park, who had intervened in the underlying rate case giving rise to the Order.

On July 8, 1997, the Court reversed the Illinois Commerce Commission's decision to treat the gain from the sale of land as an adjustment to water operating revenue. The Court remanded the case to the Illinois Commerce Commission for purposes of modifying water rates to refect the elimination of the adjustment and to allow Consumers Illinois to file for new rates consistent with the Court's decision. The Illinois Commerce Commission has the right to appeal the Court's order.

Management believes that these matters will not have a significant adverse effect on the Company's future results of operations, financial position or cash flows.

Item 4.  Submission of Matters to Vote of Security Holders

     (a)  Election of Directors

     At the Annual Meeting of Shareholders held in Portland, Maine on May 7, 1997, (the "Annual Meeting") the shareholders of the Company elected the following directors until the 1998 Annual Meeting and until their successors are elected and qualified, each receiving the vote of the holders of the Company's outstanding common and preferred shares, voting as one class, as follows:
                    ---------------SHARES VOTED----------------       BROKER
                            FOR       AGAINST      WITHHELD        NON-VOTES

Michel Avenas             5,296,779     ---         34,444             ---
Peter L. Haynes           5,298,344     ---         32,879             ---
Jack S. Ketchum           5,307,629     ---         23,594             ---
John E. Menario           5,300,740     ---         30,483             ---
Jane E. Newman            5,306,726     ---         24,497             ---
John E. Palmer, Jr.       5,306,653     ---         24,570             ---
William B.  Russell       5,306,666     ---         24,557             ---
John H.  Schiavi          5,306,515     ---         24,708             ---
Robert O. Viets           5,304,478     ---         26,745             ---

No existing director's term of office continued after the meeting. There was no solicitation in opposition to managment's nominees and all nominees were elected without contest.


Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits

27.          Financial Data Schedule is submitted herewith as Exhibit 27.


(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1997.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       CONSUMERS WATER COMPANY
                                                      (Registrant)

8/13/97                                                /s/ Peter L.  Haynes
-------------------------                             -----------------------
Date                                                  Peter L. Haynes
                                                      Chief Executive Officer

8/13/97                                                /s/ John F.  Isacke
-------------------------                             -----------------------
Date                                                  John F. Isacke
                                                       Chief Financial Officer

                               Exhibit Index

27.  Financial Data Schedule is submitted herewith as Exhibit 27.