Form 10-Q
period 1997-09-30
CONSUMERS WATER CO
filed 1997-11-06
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of common shares of Consumers Water Company outstanding as of October 31, 1997 was 8,920,399.

                      Consumers Water Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                 PART I ITEM I
                                 -------------

                                                  September 30,   December 31,
                                                        1997          1996
                                                      ------------------------
ASSETS                                              (Unaudited)
------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Plant in service                                   $491,317      $476,067
  Less - Accumulated depreciation                      90,422        83,833
                                                      ------------------------
                                                      400,895       392,234
  Construction work in progress                        10,631        12,567
                                                      ------------------------
    Net property, plant and equipment                 411,526       404,801
                                                      ------------------------
Assets of Discontinued Operations, Net                  3,865         5,213
                                                      ------------------------
Investments, at cost                                    1,626         1,706
                                                      ------------------------
CURRENT ASSETS:
  Cash and cash equivalents                             2,534         1,775
  Accounts receivable, net of reserves of
       $930 in 1997 and $982 in 1996                    9,482         8,971
  Unbilled revenue                                      5,186         5,015
  Inventories                                           2,194         2,054
  Prepayments and other                                 2,292         6,848
                                                      ------------------------
    Total current assets                               21,688        24,663
                                                      ------------------------
OTHER ASSETS:
  Funds restricted for construction activity            1,124         2,380
  Deferred charges and other assets                    16,025        17,219
                                                      ------------------------
                                                       17,149        19,599
                                                     ------------------------
                                                     $455,854      $455,982
                                                     ========================

SHAREHOLDERS' INVESTMENT AND LIABILITIES
----------------------------------------
CAPITALIZATION:
  Common Stock, $1 par value
  Authorized: 15,000,000 shares
   Issued: 8,916,933 shares in 1997 and
  8,732,202 in 1996                                    $8,917        $8,732
  Amounts in excess of par value                       78,656        75,686
  Reinvested Earnings                                  20,922        21,597
                                                     ------------------------
                                                      108,495       106,015

  Preferred shareholders' investment                    1,044         1,054
  Minority interest                                     2,369         2,352
  Long-term debt                                      173,196       172,917
                                                    ------------------------
      Total capitalization                            285,104       282,338
                                                    ------------------------
Contributions in Aid of Construction                   75,418        73,208
                                                    ------------------------
CURRENT LIABILITIES:
  Notes payable                                        18,005        17,354
  Sinking fund requirements and current
       maturities                                         637           645
  Accounts payable                                      1,777         5,871
  Accrued taxes                                         5,157         8,103
  Accrued interest                                      4,127         3,873
  Dividends payable                                     2,729         2,629
  Accrued expenses                                     10,545        10,395
                                                     ------------------------
      Total current liabilities                        42,977        48,870
                                                     ------------------------
COMMITMENTS AND CONTINGENCIES
-----------------------------
DEFERRED CREDITS:
  Customers' advances for construction                 22,431        22,378
  Deferred income taxes                                25,351        24,506
  Unamortized investment tax credits                    4,573         4,682
                                                     -----------------------
                                                       52,355        51,566
                                                     -----------------------
                                                     $455,854      $455,982
                                                     =======================
Book Value Per Share of Common Stock                   $12.17        $12.14
                                                     =======================

The accompanying notes are an integral part of these consolidated financial statements.
                  Consumers Water Company and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                              (Unaudited)

                                      For the three months ended September 30,
                                                       1997             1996
                                                     -------------------------
Operating Revenue                                    $27,226          $25,423
COSTS AND EXPENSES:
  Operations and maintenance                          10,889           10,559
  Depreciation                                         2,846            2,612
  Taxes other than income                              3,164            2,935
                                                     -------------------------
  Operating Expenses                                  16,899           16,106
                                                     -------------------------
Operating Income                                      10,327            9,317
                                                     -------------------------
OTHER INCOME AND (EXPENSE):
  Interest expense                                    (3,845)          (3,783)
  Construction interest capitalized                       63              237
  Preferred dividends and minority
       interest of subsidiaries                          (51)             (47)
  Gains on sales of properties                           571                0
  Other                                                  296              227
                                                     -------------------------
                                                      (2,966)          (3,366)
                                                     -------------------------
Earnings From Continuing Operations:
  Before Income Taxes                                  7,361            5,951
  Income Taxes                                         2,618            2,091
                                                     -------------------------
  Total from Continuing Operations                     4,743            3,860
                                                     -------------------------
LOSS FROM DISCONTINUED OPERATIONS:
  Before Discontinuance, net of tax                       0              (201)
  Provision for Loss on Disposal of
       Discontinued Operations, net of tax                0                0
                                                     -------------------------
  Total from Discontinued Operations                      0              (201)
                                                     -------------------------
Net Income                                            $4,743           $3,659
                                                     =========================
Weighted Average Shares Outstanding                    8,888            8,654

EARNINGS PER COMMON SHARE:
  Continuing Operations - Total                        $0.53            $0.44
                                                     -------------------------
  Discontinued Operations -
     Before Discontinuance                             $0.00           ($0.02)
     Loss from Disposal of Discontinued
          Operations                                   $0.00            $0.00
                                                     -------------------------
     Total                                             $0.00           ($0.02)
                                                     -------------------------
Total                                                  $0.53            $0.42
                                                     =========================
Dividends Declared Per Common Share                    $0.305           $0.30
                                                     =========================


The accompanying notes are an integral part of these consolidated financial statements.
                          Consumers Water Company and Subsidiaries
                            CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands Except Per Share Amounts)
                                     (Unaudited)

                                       For the nine months ended September 30,

                                                          1997          1996
                                                      ------------------------
Operating Revenue                                       $74,375       $70,398
COSTS AND EXPENSES:
  Operations and maintenance                             32,076        31,743
  Depreciation                                            8,525         7,582
  Taxes other than income                                 9,461         8,905
                                                      ------------------------
  Operating Expenses                                     50,062        48,230
                                                      ------------------------
Operating Income                                         24,313        22,168
                                                      ------------------------
OTHER INCOME AND (EXPENSE):
  Interest expense                                      (11,409)      (10,916)
  Construction interest capitalized                         254           632
  Preferred dividends and minority interest
       of subsidiaries                                     (121)         (107)
  Gains (losses) on sales of properties                     587          (498)
  Other                                                     809           512
                                                       -----------------------
                                                         (9,880)      (10,377)
                                                       -----------------------
Earnings From Continuing Operations:
  Before Income Taxes                                    14,433        11,791
  Income Taxes                                            5,170         4,197
                                                       -----------------------
  Total from Continuing Operations                        9,263         7,594
                                                       -----------------------
LOSS FROM DISCONTINUED OPERATIONS:
  Before Discontinuance, net of tax                        (387)         (471)
  Provision for Loss on Disposal of
       Discontinued Operations, net of tax               (1,500)           0
                                                        ----------------------
  Total from Discontinued Operations                     (1,887)         (471)
                                                       -----------------------
Net Income                                               $7,376        $7,123
                                                       =======================

Weighted Average Shares Outstanding                       8,830         8,600
EARNINGS PER COMMON SHARE:
  Continuing Operations - Total                           $1.04         $0.88
                                                      ------------------------
  Discontinued Operations -
     Before Discontinuance                               ($0.04)       ($0.06)
     Loss from Disposal of Discontinued Operations       ($0.17)        $0.00
                                                        ----------------------
     Total                                               ($0.21)       ($0.06)
                                                        ----------------------
Total                                                     $0.83         $0.82
                                                        ======================
Dividends Declared Per Common Share                       $0.905        $0.90
                                                      ========================


The accompanying notes are an integral part of these consolidated financial statements.
                          Consumers Water Company and Subsidiaries
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)
                                       (Unaudited)

                                       For the nine months ended September 30,
                                                        1997           1996
                                                      ------------------------
OPERATING ACTIVITIES:
  Net income                                           $7,376          $7,123
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                       10,031           8,731
   Deferred income taxes and investment tax credits       740           1,342
   (Gains)losses on sales of properties                  (587)            499
   Changes in assets and liabilities:
    Increase in accounts receivable and
         unbilled revenue                                (682)         (1,177)
    Increase in inventories                              (140)            (72)
    Decrease in prepaid expenses                        4,556           3,412
    Decrease in accounts payable and accrued expenses  (3,866)         (4,348)
   Change in other assets, net of change in
        other liabilities of continuing operations       (274)         (1,082)
   Change in assets, net of change in liabilities
        of discontinued operations                       (152)           (261)
   Loss on disposal of discontinued operations          1,500              -
                                                      ------------------------
        Total adjustments                              11,126           7,044
                                                      ------------------------
        Net cash provided by operating activities      18,502          14,167
                                                      ------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                (16,170)        (21,588)
  Payment received on a note receivable                    -            1,330
  (Increase) decrease in funds restricted for
       construction activity                            1,256             (11)
  Decrease in construction accounts payable            (2,245)         (1,551)
  Net cash cost of acquisitions                            -             (595)
  Proceeds from sales of properties                        73             144
                                                       -----------------------
        Net cash used in investing activities         (17,086)        (22,271)
                                                      ------------------------
FINANCING ACTIVITIES:
  Net borrowings of short-term debt                       651           9,565
  Proceeds from issuance of long-term debt              1,059              -
  Repayment of long-term debt                            (788)           (780)
  Proceeds from issuance of stock                       3,145           3,270
  Advances and contributions in aid of
    construction                                        4,108           4,915
  Repayments of advances                                 (877)         (1,082)
  Deferred taxes paid by developers on advances and
    contributions in aid of construction                   (4)           (309)
  Cash dividends paid                                  (7,951)         (7,776)
                                                      ------------------------
        Net cash provided by financing activities        (657)          7,803
                                                      ------------------------
  Net increase (decrease) in cash and cash equivalents    759            (301)
  Cash and cash equivalents at beginning of year        1,775           2,417
                                                      ------------------------
  Cash and cash equivalents at end of period           $2,534          $2,116
                                                      ========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    FROM CONTINUING OPERATIONS:
  Cash paid during the period for:
    Interest (net of amounts capitalized)              $10,677        $10,360
    Income taxes                                        $2,170         $2,084
NON-CASH INVESTING AND FINANCING ACTIVITIES
  FOR THE PERIOD:
  Property advanced or contributed                        $968           $870

The accompanying notes are an integral part of these consolidated financial statements.



                     CONSUMERS WATER COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 PART I  ITEM 1

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

C.           GAINS AND LOSSES

Income from continuing operations includes gains (losses) net of taxes as follows:

                                     Three Months             Nine Months
                                   1997          1996       1997         1996


Miscellaneous Land Sales           -             -        10,000      85,000
Reversal of Illinois Gain       354,000          -       354,000    <394,000>
                                --------------------------------------------
                                354,000          -       364,000    <309,000>
                                ============================================
Per Share                           .04          -           .04        <.04>


Miscellaneous land sales include small tracts of land sold in Ohio and Pennsylvania.

In 1994, Consumers Illinois Water Company (Consumers Illinois) recorded a gain, net of taxes of $394,000 from the sale of nine acres of land. In 1996, as part of a rate hearing, the Illinois Commerce Commission ordered Consumers Illinois to return the gain from this sale to customers through reduced rates. Therefore, the gain was reversed in the second quarter of 1996. Consumers Illinois challenged this decision in court. On July 8, 1997, the Appellate Court for the Third District of Illinois reversed the Illinois Commerce Commission's decision to treat the gain from the sale of land as an adjustment to water operating revenue. Therefore Consumers Illinois recorded a gain in the third quarter of 1997.

D.           DISCONTINUED OPERATIONS

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc (CAT). To date the Company has been unsuccessful in selling CAT as an on-going business and is proceeding with its liquidation. Estimated losses on the disposal equal $1.5 million, net of tax benefits of $543,000. This disposal is expected to be completed in 1998. The operating results of CAT prior to the date of discontinuance are shown under Discontinued Operations on the accompanying consolidated statements of income and all financial statements of prior periods have been restated. Total sales for the discontinued operations for the first nine months of 1997 and 1996 were $4,039,000 and $10,688,000, respectively. Net assets of the discontinued operations approximate realizable value. A summary of the net assets of discontinued operations follows:

                                     September 30,     December 31,
                                         1997              1996
                                     ------------      -----------
     Cash                              $364,000          $439,000
     Receivables, net                 2,991,000         5,125,000
     Inventory                             -              402,000
     Income taxes receivable          1,785,000         2,032,000
     Other current assets                  -              371,000
     Property, plant and equipment         -              480,000
                                      ---------        ----------
     Total assets                    $5,140,000        $8,849,000
                                      ---------        ----------
     Note payable                    $     -           $1,200,000
     Accounts payable                     4,000           554,000
     Accrued expenses                 1,271,000         1,788,000
     Other                                 -               94,000
                                      ---------        ----------
     Total liabilities               $1,275,000        $3,636,000
                                      ---------        ----------
     Net assets of
        discontinued operations      $3,865,000        $5,213,000
                                      =========        ==========



E.           RECLASSIFICATIONS

Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

                               PART I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF
OPERATIONS

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at September 30, 1997 and the results of its operations for the nine months and the three months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures totaled $12.9 million, net of contributions and advances in the first nine months of 1997, substantially all of which relates to the Company's utility subsidiaries.Projects included $1.3 million spent on system improvements to a newly acquired system in Maine, which are substantially complete at a cost of $3.0 million; and many smaller projects around the Company.

The Company expects capital expenditures for 1997 through 1999 to be $89 million, net of contributions and advances. The capital construction budget is down from its peak of $103 million for the 1995-1997 planning period as a result of the completion of many of the improvements required by the Safe Drinking Water Act (SDWA), the Clean Water Act, and other regulations. With the reduced capital spending due to regulatory requirements, the Company has increased its focus on replacing aging infrastructure.

The Company is engaged in a project that will replace a major plant at Consumers Pennsylvania Water Company - Shenango Valley Division. The cost of this project is estimated at $32 million when it is completed in 2000. This will replace one of the Company's oldest water treatment plants. Current and future quality regulations along with future demand projections require that the existing plant be retired and replaced with a new facility. The design is substantially complete and construction is expected to commence by the end of 1997. The Company expects to finance this project with tax exempt debt and equity.

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

FINANCING AND CAPITALIZATION

Water utilities now require higher equity ratios than in the past to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of the additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. This, coupled with the size of the Company's capital expenditure program, makes it likely that the Company will return to the equity market again in the next few years. The Company anticipates continuing to fund its immediate cash flow needs with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-6 million range. The Company's subsidiaries had unused lines of credit available at September 30, 1997 of $66 million. In addition, the Company has three revolving credit agreements totaling $35 million, including one for $10 million obtained in March, 1997. These agreements are committed until mid-1999. At September 30, 1997, $18.1 million was outstanding on these agreements, which is recorded as long-term debt on the balance sheet. These borrowings were used primarily to provide equity infusions to the subsidiaries. In addition, the Company is using funds generated through its Dividend Reinvestment Plan. The Dividend Reinvestment Plan generated $2.7 million in new equity in the first nine months of 1997. In addition to the short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt, long-term debt financing in appropriate situations. Retained earnings declined by $675,000 in the first nine months of 1997 as a result of dividends in excess of earnings.

DISCONTINUED OPERATIONS

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc (CAT). To date the Company has been unsuccessful in selling CAT as an on-going business and is proceeding with its liquidation. Estimated losses on the disposal equal $1.5 million, net of tax benefits of $543,000. The operating results of CAT prior to the date of discontinuance are shown under Discontinued Operations on the accompanying consolidated statements of income and all financial statements of prior periods have been restated.

ACQUISITIONS AND DISPOSITIONS

Over the past five years, the Company has acquired nine water systems. Management anticipates continuing the acquisition policy of recent years.

The Company has sold five divisions with customers totaling approximately 15,000 under the threat of eminent domain since 1991. The gain on these sales totaled over $7 million. In 1996, the Town of Hudson, New Hampshire, initiated condemnation proceedings to acquire the distribution system assets of Consumers New Hampshire Water Company (Consumers New Hampshire), located in Hudson. In order to settle the condemnation proceeding, the Company has agreed to a $34.5 million sales price for all the assets of Consumers New Hampshire. This represents about 8% of the Company's total assets. A purchase and sale agreement was signed by the Town and Consumers New Hampshire on October 24, 1997. The sale was approved by the New Hampshire Public Utilities Commission on October 24, 1997 and is contingent upon the Town of Hudson getting voter approval for the acquisition and for financing in the form of a general obligation bond issue. The sale, if approved, is expected to close during the first half of 1998. The Company continues to work with the local communities in its other service areas in an effort to prevent future eminent domain proceedings.

OTHER

Income from continuing operations includes gains (losses) net of taxes as follows:


                                 Three Months              Nine Months
                              1997          1996        1997         1996

Miscellaneous Land Sales        -            -         10,000      85,000
Return (Reversal) of
Illinois Gain               354,000          -        354,000    <394,000>
                           ---------------------      --------------------
                            354,000          -        364,000    <309,000>
                           =====================      ====================
      Per Share                .04           -           .04         <.04>
                           =====================      ====================

Miscellaneous land sales include small tracts of land sold in Ohio and Pennsylvania

In 1994, Consumers Illinois Water Company (Consumers Illinois) recorded a gain, net of taxes, of $394,000 from the sale of nine acres of land. In 1996, as part of a rate hearing, the Illinois Commerce Commission ordered Consumers Illinois to return the gain from this sale to customers through reduced rates. Therefore, the gain was reversed in the second quarter of 1996. Consumers Illinois challenged this decision in court. On July 8, 1997, the Appellate Court for the Third District of Illinois reversed the Illinois Commerce Commission's decision to treat the gain from the sale of land as an adjustment to water operating revenue. Therefore, Consumers Illinois recorded a gain in the third quarter of 1997.

In 1985, the Company's subsidiary, Consumers Maine Water Company (Consumers Maine) started construction of a transmission main to Fish and Hobbs ponds, which are located in Hope, Maine, to increase the available water supply of its Camden and Rockland Division. Due to local opposition related to the uncertainty about the environmental impact of withdrawing water from these ponds, the project was delayed. In 1989, final legislation was passed that imposed a moratorium on the withdrawal of water from these ponds. The Maine Public Utilities Commission (MPUC) ordered Consumers Maine to defer the costs of the project, the legal costs of defending its water rights and carrying costs until its first rate case after June 1, 1997. Consumers Maine currently has approximately $600,000 on its balance sheet related to this project and expects to file a rate case with the MPUC in 1998 seeking recovery of these costs.

The Company has completed a review of the computer programs and systems used in its business to determine the risk that those systems might fail due to the so-called "millennium bug," which causes computer systems to fail or malfunction as a result of their inability to distinguish dates after December 31, 1999 using a two digit entry field. As a result of this review, the Company will replace its current financial systems package and upgrade its customer service system and certain other computer programs. The Company believes that its plan will result in the risk of failure in its computer systems being minimal and that the expected efficiency gains will partially offset the cost of the new systems.

The Company recently announced that it intended to form Consumers Services Company to provide financial support services to the Company's water utilities beginning in 1998. These services are now provided by the Company in part and by each water utility subsidiary in part. Other support services such as engineering and human resources may be added in the future.

RESULTS OF OPERATIONS

First Nine Months 1997, Compared to First Nine Months, 1996

OPERATING REVENUE

Revenues increased $3,977,000 or 5.6% for the nine months ended September 30, 1997 compared to the same period in 1996 due primarily to rate increases of $2,462,000, revenues from newly acquired systems of $364,000 and increased consumption due to a drier summer in 1997 than the wet summer in 1996 of $1,151,000. Currently, three additional rate cases have been filed with annual revenue requests totaling $6.9 million. In addition, two more rate cases are expected to be filed in 1997 with annual revenue requests totaling $709,000.

OPERATING EXPENSES

Operating expenses increased $1,832,000 or 3.8%. Depreciation increased $943,000 due to higher plant balances and higher depreciation rates. Taxes other than income taxes, increased $556,000 predominantly due to increases in property taxes due to higher plant balances. Operations and maintenance expense increased $333,000. Pension expense has decreased approximately $450,000 due to the investment performance of the pension fund investments. This was offset by normal expense increases.

Third Quarter, 1997 versus Third Quarter, 1996

OPERATING REVENUE

Operating revenues increased $1,803,000, or 7.1%, for the three months ended September 30, 1997, as compared to the same period in 1996, due primarily to $729,000 in rate increases, revenues from newly acquired systems of $117,000, and increased consumption of $957,000 due to a drier summer in 1997 than the wet summer in 1996.

OPERATING EXPENSES

Operating expenses increased $793,000 or 4.9% for the three months ended September 30, 1997, as compared to the same period in 1996. Depreciation increased $234,000 due to higher plant balances. Taxes other than income has increased $229,000 predominantly due to increased property taxes due to higher plant balances. Operations and maintenance expense increased $330,000. Pension expense has decreased approximately $150,000 due to the investment
performance of the pension fund investments.   This was offset by normal
expense increases.

                                   PART II

Item 1.  Legal Proceedings.

Schiavi Homes Litigation.
As noted in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, the United States First Circuit of Appeals (the First Circuit) affirmed the granting of Summary Judgement to the Company, its current and former subsidiaries and its Director, John H. Schiavi, by the United States District Court for the District of Maine with respect to a complaint filed by the Penobscot Indian Nation. The complaint filed by the Penobscot Indian Nation alleged, among other things, that one or all of the defendants had defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations in connection with the acquisition of the assets of SHC Corporation, then a subsidiary of the Company, by a Maine limited partnership in which the Penobscot Indian Nation held a limited partnership interest. On or about August 1, 1997, the Penobscot Indian Nation filed a petition for certiorari with the United States Supreme Court seeking a review of the First Circuit's affirmation of the granting of summary judgement to the Company and the other Defendants. On October 14, 1997, the Supreme Court denied the Penobscot Indian Nation's petition.


Illinois Regulatory Appeal.
As previously reported in the Company's Form 10-Q for the quarter ending June 30, 1997, the Company's subsidiary, Consumers Illinois Water Company (Consumers Illinois), had filed in the Appellate Court for the Third District of Illinois (the Court) a Notice of Appeal and Petition for Review of an Order of the Illinois Commerce Commission entered on May 8, 1996 (the Order). The Order required the transfer of the net gain of approximately $394,000 resulting from the sale of land by Consumers Illinois from the shareholders of Consumers Illinois to the rate payers in the Consumers Illinois Kankakee District in the form of reduced rates over a seven year period. On July 8, 1997, the Court reversed the Illinois Commerce Commission's decision to treat the gain from the sale of the land as an adjustment to water operating revenue. The Court remanded the case to the Illinois Commerce Commission for purposes of modifying water rates to reflect the elimination of the adjustment and to allow Consumers Illinois to file for new rates consistent with the Court's decision. The Illinois Commerce Commission decided not to appeal the Court's decision and held a hearing on October 23, 1997 to review tariff changes that will increase annual revenues by about $92,000. The Company expects an appropriate order to issue from the Illinois Commerce Commission in the near future.

Management believes that these matters will not have a significant adverse effect on the Company's future results of operations, financial position or cash flows.

Item 4.      Submission of Matters to Vote of Security Holders

     None


Item 6.      Exhibits and Reports on Form 8-K

(a)     Exhibits
     2.1 Agreement for Purchase and Sale of assets dated October 24, 1997 by and between Consumers New Hampshire Water Company and the Town of Hudson is submitted herewith as Exhibit 2.1.

     27. Financial Data Schedule is submitted herewith as Exhibit 27.


(b)     Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONSUMERS WATER COMPANY
                                            (Registrant)

                                            /s/ Peter L.  Haynes
11/6/97                                     ----------------------
----------------------                      Peter L. Haynes
Date                                        Chief Executive Officer

                                            /s/ John F.  Isacke
11/6/97                                     ----------------------
----------------------                      John F. Isacke
Date                                        Chief Financial Officer


                           Exhibit Index

2.1 Agreement for Purchase and Sale of assets dated October 24, 1997 by and between Consumers New Hampshire Water Company and the Town of Hudson is submitted herewith as Exhibit 2.1.

27.     Financial Data Schedule is submitted herewith as Exhibit 27.

                  AGREEMENT OF PURCHASE AND SALE OF ASSETS


     This AGREEMENT OF PURCHASE AND SALE OF ASSETS (this "Agreement") is dated as of October 24, 1997 by and between CONSUMERS NEW HAMPSHIRE WATER
COMPANY (hereinafter referred to as "CNHWC"), a New Hampshire corporation with its principal office at 322 Nashua Road, Londonderry, New Hampshire 03053 ("Seller"); and the TOWN OF HUDSON, New Hampshire, a municipal corporation existing under the laws of the State of New Hampshire, with its principal place of business at 12 School Street, Hudson, New Hampshire 03051 ("Purchaser");

                   W I T N E S S E T H   T H A T:
                   - - - - - - - - - -   - - - -


     WHEREAS, Seller owns properties and assets constituting water service territories which provide water service to residents within a number of different municipalities in the State of New Hampshire; and

     WHEREAS, Chapter 38 of Title III of the New Hampshire Statutes (the "Eminent Domain Statute") gives the Purchaser the right to acquire the plant and property of the Seller by condemnation or by compelling the Seller to sell the same;

     WHEREAS, the Purchaser has commenced the necessary steps under the Eminent Domain Statute to take, or compel the sale of, the Purchaser's plant and property.

     WHEREAS, the Purchaser has indicated its intention to complete the actions necessary under the Eminent Domain Statute to effect a taking of, or to compel the sale of the Seller's plant and property;

     WHEREAS, the Purchaser and the Seller wish to negotiate and agree upon the price to be paid for such plant and property pursuant to the Eminent Domain Statute, as provided for thereunder;

     WHEREAS, Seller and Purchaser have engaged in extensive negotiations to avoid the time and expense of a condemnation proceeding, which in the absence of any agreement between the parties would otherwise follow; and

     WHEREAS, Purchaser desires to purchase such properties and assets from Seller, and Seller desires to sell the same to Purchaser, on the terms and conditions herein;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the parties hereby agree as follows:


1.     PURCHASE AND SALE OF BUSINESS AND ASSETS.
       ----------------------------------------

     1.1 Transfer of Seller's Assets. Subject to and upon the terms and conditions set forth in this Agreement, Seller will sell, transfer, convey, assign and deliver to Purchaser, and Purchaser will purchase, at the Closing hereunder (as defined herein), all of the business, assets, properties, goodwill and rights of Seller as a going concern as of the Closing Date, of every nature, kind and description, tangible and intangible, wheresoever located and whether or not carried or reflected on the books and records of Seller, related to the business (the "CNHWC Business",) now or heretofore conducted by Seller in providing water service within the State of New Hampshire (collectively "Seller's Assets"), including, without limitation, (i) any real estate assets located in New Hampshire and specifically identified on Exhibit "1.1" attached hereto (the "Real Estate Assets"), (ii) the personalty, fixtures and other assets of Seller referred to in Schedule 5.11 attached hereto as updated as of the Closing Date (as hereinafter defined) pursuant to the form of a Bill of Sale in a form reasonably acceptable to the parties and customary for transactions of this type, (iii) Seller's accounts receivable as of the Closing Date, (iv) certain books, records and computer data in Seller's possession relating to or arising out of the conduct of its business, including but not limited to all plans, diagrams, blueprints, as-built plans, specifications, inventories, capital improvement schedules and progress reports, environmental surveys and legal notices relating to the Business (the "Records"), (v) all rights and causes in action of Seller, whether arising by contract or otherwise, arising out of Seller's conduct of the CNHWC Business,
(vi) all deposits and deposit accounts held by Seller which were paid to Seller by Seller's customers and others relative to the CNHWC Business, and
(vii) such other assets of Seller not specifically referred to herein as are necessary or appropriate for the conducting of the CNHWC Business, with only such dispositions of such assets and write-offs of accounts as shall have occurred in the ordinary course of Seller's business between the date hereof and the Closing Date and which are permitted by the terms hereof. The transfer of Seller's Assets to Purchaser shall exclude (a) Seller's cash on hand, bank account balances and bank accounts, (b) Seller's insurance policies, (c) the computer equipment not listed on Schedule 5.22 attached hereto which is part of Seller's central computer system, (d) all other business assets of Seller not specifically related to the operation of CNHWC Business, (e) the Corporate name, minute books, corporate seal and stock records of Seller, and (f) Seller's rights arising under or related to this Agreement or any related agreements.

     1.2 Liabilities and Encumbrances. Seller's Assets shall be conveyed to the Purchaser free and clear of all liabilities, obligations, liens and encumbrances excepting only those liabilities and obligations which are expressly to be assumed by Purchaser hereunder and those liens and encumbrances securing the same which are expressly permitted by the terms hereof.

     1.3 Accounts Payable. Seller shall retain responsibility for all accounts payable and other bills arising prior to closing.

2.     PURCHASE PRICE.
       --------------

     2.1 Assets Purchase Price. In consideration of the sale, transfer, conveyance, assignment and delivery of Seller's Assets as existing as of the Closing Date by Seller to Purchaser, and in reliance upon the representations and warranties made herein by Seller and the delivery of the Bill of Sale in the form attached hereto as Exhibit "2.1", Purchaser will, in full payment thereof, pay to Seller at the Closing a total purchase price of Thirty-Four Million Dollars ($34,000,000.00) (the "Assets Purchase Price"). The Thirty-Four Million Dollars ($34,000,000.00) Assets Purchase Price referenced herein reflects the amount of monies to be paid by the Purchaser for the assets of Seller acquired hereunder as of December 31, 1996.

          2.1.1 Cash In Hand Excluded From Sale of Assets. Without limiting the enumerated list of excluded assets in Section 1.1, the sale of assets shall exclude Seller's cash on hand in the normal course of business, bank account balances and bank accounts.

     2.2 Additional Assets Purchase Price. To the extent that Seller adds additional physical plant and property through either scheduled service additions, budgeted capital outlays, repairs and maintenance or contributions in aid to construction between January 1, 1997 and the first legally permissible date for closing (namely, April 1, 1998), the Purchaser shall pay to Seller the book value of these additions, but in no event shall the value paid for these additions exceed Five Hundred Thousand Dollars ($500,000.00). The Five Hundred Thousand Dollars ($500,000.00) cap upon post-12/31/96 property additions shall extend only to the first legally permissible date for closing, which shall be defined as the first date upon which the Town of Hudson can gain Town meeting ratification authorizing the consummation of the transactions contemplated hereunder and subsequent thereto (or contemporaneous therewith, if possible) Town meeting authorization to issue general obligation bonds to finance the purchase. The first legally permissible date anticipates that not only must the statutory notice and authorization provisions of RSA 38 must be met, but also the requirements of RSA 33 as applicable and the requirements of RSA 41 [whatever the Senate Bill 2 requirements are that Hudson has to meet]. The failure of Hudson to obtain authorization by such time that the closing is not or cannot be held on or about the first legally permissible date (namely, April 1, 1998)shall mean that the $500,000.00 cap on payment for post-12/31/96 plant additions is waived and Hudson shall pay the costs and expenses actually incurred by Seller for property, plant and equipment on a dollar per dollar basis (exclusive, however, of assets paid for by third parties without any obligation of Seller to reimburse).

     2.3 Aggregate Purchase Price. The Assets Purchase Price and the Additional Assets Purchase Price identified in Section 2.2 are collectively referred to herein as the "Aggregate Purchase Price". The Aggregate Purchase Price shall be payable by Purchaser to Seller as of the Closing by the wire transfer of immediately available funds to bank accounts as per written instructions of Seller given to Purchaser at least 24 hours prior to the Closing.

     2.4 Assumed Liabilities. In partial consideration for the transfer of the Seller's Assets, Purchaser hereby agrees to assume the obligations of Seller after the Closing Date arising under (a) the contracts for performance of obligations arising in whole or in part (but only as to that part arising) after the Closing Date and payments due after the Closing Date under the Contracts for services rendered and/or work performed in whole or in part prior to and after the Closing Date identified in Schedule 2.4; and
(b) any liabilities under Customer Advance Contracts and/or the developer agreements identified in Schedule 2.4 attached hereto. All liabilities and obligations to be assumed by Purchaser pursuant to this Section 2.4 are hereinafter referred to collectively as the "Assumed Liabilities."

     2.5 Liabilities Undertaking. In addition to the foregoing, Purchaser and Seller will execute at the Closing a Liabilities Undertaking in a form reasonably acceptable to the parties and customary for transactions of this type relating to the contractual obligations of Seller identified on Annex A attached thereto.

     2.6 Allocation of Purchase Price Among the Purchased Assets. The Purchase Price shall be allocated among the Seller's Assets as provided in
Schedule 2.6, which shall be delivered by Seller at closing. Seller and Purchaser each hereby covenant and agree that the allocation of the Purchase Price shall be reported on their respective tax returns or filings with governmental authorities and any other similar filings, if any, as to indicated in such Schedule.

3.     CLOSING AND PRECLOSING.
       ----------------------

     3.1 Closing. The purchase and sale and other transactions contemplated by this Agreement shall be consummated at a Closing (the "Closing") which shall take place at 10:00 a.m., on April 1, 1998, at the offices of Donahue, Tucker & Ciandella, 225 Water Street, Exeter, New Hampshire 03833, or at such other time and place as the parties may agree.
The day on which the Closing shall occur is herein sometimes referred to as the "Closing Date". If any party is entitled not to close on the Closing Date because a condition to the Closing set forth in Section 11 or 12 hereof has not been met (or waived by the party or parties entitled to waive it), such party may postpone the Closing from time to time, by giving at least five days prior notice to the other party, until the condition has been met (which all parties will use their best efforts to cause to happen), but in no event to a date later than July 31, 1998.

     3.2 Preclosing. On a date no later than ten business days prior to the date on which the parties expect the Closing to occur, the parties shall hold a preclosing relating to the transactions contemplated by this Agreement (the "Preclosing"), at the offices of Donahue, Tucker & Ciandella, 225 Water Street, Exeter, New Hampshire 03833, or at such other time and place as the parties may agree. At the Preclosing, the parties shall review and agree upon the forms of all documents to be delivered at the Closing pursuant to
Article 4 and Sections 11 and 12 of this Agreement, and shall execute a Preclosing Agreement in a form reasonably acceptable to the parties and customary for transactions of this type to the effect that the specific conditions to Closing referenced therein have been satisfied or waived to the satisfaction of the parties, and that the only conditions remaining to be satisfied as of the Closing Date are those specifically referenced therein.

4.   SELLER'S OBLIGATIONS AT CLOSING: FURTHER ASSURANCES.
     ---------------------------------------------------

     4.1       Deliveries at Closing.  At the Closing, Seller will deliver to
Purchaser:

          4.1.1 A Bill of Sale duly executed by Seller in a form reasonably acceptable to the parties and customary for transactions of this type conveying all of Seller's Assets to Purchaser (other than the Real Estate
 Assets);

          4.1.2 Deeds conveying all of the Real Estate Assets to Purchaser, in each case the type of deed to be of the same type given to Seller in connection with the conveyance of such Real Estate Assets to Seller, in form and substance reasonably satisfactory to Purchaser, duly executed by Seller, together with the Policy (as defined in Section 7.4.2 hereof), the surveys contemplated by Section 7.4.2 hereof, and the affidavits contemplated by Section 7.4.3 hereof, with real estate taxes on the Real Estate Assets to be prorated between Purchaser and Seller through the Closing Date, and with Seller to pay (or pro-rate) all charges for gas, electricity, telephone, water, sewer, trash removal and street cleaning through the Closing Date (it being understood that Seller shall have paid any delinquent real estate taxes and assessments);

          4.1.3 Such other good and sufficient instruments of conveyance, assignment and transfer, such as Bills of Sale (including certificates of title for all motor vehicle transfers), in form and substance satisfactory to Purchaser's counsel, as shall be effective to vest in Purchaser good and marketable title to Seller's Assets;

          4.1.4 All contracts, files and other data and documents pertaining to the CNHWC Business (which may be delivered at the Londonderry, New Hampshire offices of Seller), except Seller may elect to retain originals of any such records if true and correct copies thereof certified by the President and Secretary of Seller are delivered to Purchaser at the Closing; and

          4.1.5 All updated Schedules, closing certificates and other documents required to be delivered to Purchaser under the provisions of this Agreement.

     4.2 At the closing, Purchaser will deliver cash in the amount of the Aggregate Purchase Price and will execute and deliver the liability undertaking in a form mutually agreeable to the parties.

     4.3 Further Assurances. At any time and from time to time after the Closing, at Purchaser's request without further consideration, Seller will execute and deliver such other instruments of sale, transfer, conveyance, assignment and confirmation and take such action as Purchaser may reasonably deem necessary or desirable in order to more effectively transfer, convey and assign to Purchaser, and to confirm Purchaser's title to, all of Seller's Assets, to put Purchaser in actual possession and operating control thereof and to assist Purchaser in exercising all rights with respect thereto, all at no additional cost or expense to Seller. After the Closing, at reasonable times and on reasonable notice Seller shall have access to the books and records pertaining to its operations of Seller which have been transferred to Purchaser, and Purchaser shall retain such books and records for a period of seven years after the Closing. With respect to any original records retained by Seller pursuant to Section 4.1.4 of this Agreement, at reasonable times and on reasonable notice Seller shall make such original records available to Purchaser for any proper purpose after the Closing.

     4.4 Collection of Accounts and Other Items. Beginning on the Closing Date, Purchaser shall have the right and authority to collect for its own account all Accounts which shall be transferred to Purchaser as provided herein and to endorse with the name of Seller any checks received on account of any such Accounts. Seller will promptly transfer and deliver to Purchaser any cash or other property which Seller may receive after the Closing in respect of any such Accounts or other items relative to the CNHWC Business other than any amounts due and owing to Seller hereunder.

5.     REPRESENTATIONS AND WARRANTIES BY SELLER.
       ----------------------------------------


     Seller represents and warrants to Purchaser, which representations and warranties shall be true and correct as of the date hereof, as follows:

     5.1 Organization, Standing and Qualification. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of New Hampshire; it has all requisite corporate power and authority and is entitled to carry on its business as now being conducted, and to own, lease or operate its properties in connection with the CNHWC Business as and in the places where such business is now conducted and such properties are now owned, leased or operated. Seller has delivered to Purchaser true and complete copies of the Seller's certificate of incorporation and all amendments thereto, certified by the Secretary of the State of New Hampshire, and the by-laws of Seller as presently in effect, certified as true and correct by Seller's Secretary.

     5.2 Parents and Subsidiaries. Consumers Water Company is the sole shareholder of Seller. Seller has no subsidiaries. The CNHWC Business carried on by Seller has not been conducted through any other direct or indirect subsidiary or affiliate of the Shareholder or any other person.

     5.3    Transactions with Certain Persons.  Except as set forth on
Schedule 5.3 attached hereto, in its conduct of the CNHWC Business, Seller has not during the past three years, directly or indirectly, purchased, leased from others or otherwise acquired any property or obtained any services from, or sold, leased to others or otherwise disposed of any property or furnished any services to, or otherwise dealt with (except with respect to remuneration for services rendered as a director, officer or employee of Seller), in the ordinary course of business or otherwise, (i)any shareholder of Seller, or(ii) any person, firm or corporation which, directly or indirectly, alone or together with others, controls, is controlled by or is under common control with Seller. Except as set forth on Schedule 5.3, in connection with its conduct of the CNHWC Business, Seller does not owe any amount to, or have any contract with or commitment to, the Shareholder, or any directors, officers, employees or consultants (other than compensation for current services not yet due and payable and-reimbursement of expenses arising in the ordinary course of business, all of which shall be paid in full as of the Closing Date), and none of such persons owes any amount to Seller in connection with the CNHWC Business.

     5.4 Execution, Delivery and Performance of Agreement; Authority. Seller has the full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated hereby. This Agreement is duly executed and delivered by Seller. All corporate and other proceedings required to be taken by Seller or its stockholders to authorize the execution, delivery and performance of this Agreement and the agreements relating hereto have been properly taken, and this Agreement and each other agreement contemplated to be executed and delivered by Seller hereby constitutes a valid and binding obligation of Seller enforceable against it in accordance with its terms.

     5.5 Financial Statements. Seller has delivered or will deliver to Purchaser copies of the following financial statements (hereinafter collectively referred to as the "Financial Statements"), all of which are or will be as of the Closing complete and correct, have been or will be prepared from the books and records of Seller in accordance with generally accepted accounting principles consistently applied and maintained throughout the periods indicated and fairly present the financial condition of Seller as at their respective dates and the results of its operations for the periods covered thereby:

          5.5.1 The audited balance sheet of Seller (the "Balance Sheet") as at December 31, 1996 (the "Balance Sheet Date") and December 31, 1995, and audited statements of income, shareholder's investment and cash flows for the years then ended, and the reports thereon of Arthur Andersen Co., certified public accountants;

          5.5.2 The unaudited balance sheet of Seller as at August 31, 1997; and

          5.5.3 The unaudited statements of income relating only to the CNHWC Business for each calendar month thereafter prior to the Closing Date (it being understood that such interim income statements shall not be available until at least twenty-five (25) days following the end of each calendar month).

Such statements of income do not contain any material items of special or nonrecurring income or any other material income not earned in the ordinary course of business except as expressly specified therein, and such interim financial statements include all adjustments, which consist only of normal recurring accruals, necessary for such fair presentation.

     5.6 Absence of Undisclosed Liabilities. Except as and to the extent reflected or reserved against on the face of the Balance Sheet (including the notes thereto) or expressly disclosed in the Schedules attached hereto, as of the Balance Sheet Date (namely December 31, 1996) Seller had (and as of the Closing Date Seller shall have) no debts, liabilities or obligations (whether absolute, accrued, contingent or otherwise) in any way affecting Seller's Assets or the CNHWC Business of any nature whatsoever, including, without limitation, any foreign or domestic tax liabilities or deferred tax liabilities incurred in respect of or measured by Seller's income, or its period prior to the close of business on the Balance Sheet Date or any other debts, liabilities or obligations relating to or arising out of any act, omission, transaction, circumstance, sale of goods or services, state of facts or other condition which occurred or existed on or before the Balance Sheet Date, whether or not then known, due or payable, which relate to or could become a lien upon Seller's Assets or the CNHWC Business.

     5.7 Taxes. All taxes relating to operating the Business prior to the Closing which could become a lien upon Seller's Assets or result in any liability to the Purchaser, including, without limitation, income, property, sales, use, franchise, added value, employees' income withholding and social security taxes, imposed by the United States or by any foreign country or by any state, municipality, subdivision or instrumentality of the United States or of any foreign country, or by any other taxing authority, which are or will be due and payable by Seller, and all interest and penalties thereon, whether disputed or not, have been or will be paid in full, all tax returns required to be filed in connection therewith have been or will be accurately prepared and duly and timely filed and all deposits required by law to be made by Seller with respect to employees' withholding taxes have been or will be duly made.

     5.8       Absence of Changes or Events.  Except as set forth an Schedule
5.8 attached hereto, since the Balance Sheet Date Seller has conducted its business only in the ordinary course and has not:

          5.8.1 incurred any obligation or liability related to the CNHWC Business or Seller's Assets, absolute, accrued, contingent or otherwise, whether due or to become due, except current liabilities for trade or business obligations incurred in connection with the purchase of goods and services in the ordinary course of business and consistent with its prior practice, none of which liabilities, in any case or in the aggregate, materially and adversely affects the business, liabilities or financial condition of the CNHWC Business or Seller's Assets;

          5.8.2 discharged or satisfied any lien, charge or encumbrance related to the CNHWC Business or Seller's Assets, other than those then required to be discharged or satisfied, or paid any obligation or liability, absolute, accrued, contingent or otherwise, whether due or to become due, other than current liabilities shown on the Balance Sheet and current liabilities incurred since the Balance Sheet Date in the ordinary course of business and consistent with its prior practice in conducting the CNHWC Business;

          5.8.3 mortgaged, pledged or subjected to lien, charge, security interest or any other encumbrance or restriction any of Seller's Assets, tangible or intangible;

          5.8.4 sold, transferred, leased to others or otherwise disposed of any of Seller's Assets, except for inventory sold in the ordinary course of business, or canceled or compromised any material debt or claim, or waived or released any right of substantial value;

          5.8.5 received any notice of termination of any contract, lease or other agreement or suffered any damage, destruction or loss (whether or not covered by insurance) related to the CNHWC Business or Seller's Assets which, in any case or in the aggregate, has had a materially adverse effect on the assets, operations or prospects of the CNHWC Business;

          5.8.6 in connection with or affecting the CNHWC Business, encountered any labor union organizing activity, had any actual or threatened employee strikes, work stoppages, slow-downs or lock-outs, or had any material change in its relations with its employees, agents, customers or suppliers;

          5.8.7 made any material change in the rate of compensation, commission, bonus or other direct or indirect remuneration payable, or paid or agreed or orally promised to pay, conditionally or otherwise, any bonus, extra compensation, pension or severance or vacation pay, to any employee or agent of Seller related to the CNHWC Business;

          5.8.8 instituted, settled or agreed to settle any litigation, action or proceeding before any court or governmental body relating to Seller or its properties, other than the Town of Hudson's condemnation proceeding before the New Hampshire Public Utilities Commission entitled: In re Consumers New Hampshire Water Company, Docket No. DE 96-227;

          5.8.9 failed to replenish its inventories and supplies relative to the CNHWC Business in a normal and customary manner consistent with its prior practice and prudent business practices prevailing in the industry, or made any purchase commitment affecting the CNHWC Business in excess of the normal, ordinary and usual requirements of its business or at any price in excess of the then current market price or upon terms and conditions more onerous than those usual and customary in the industry, or made any change in its service, selling, pricing, advertising or personnel practices inconsistent with its prior practice and prudent business practices prevailing in the industry;

          5.8.10 suffered any change, event or condition which, in any case or in the aggregate, has had a materially adverse effect on Seller's Assets or the CNHWC Business (financial or otherwise), or the operations or prospects of the CNHWC Business, including, without limitation, any material change in the CNHWC Business' revenues, costs or relations with its employees, agents, customers or suppliers;

          5.8.11 entered into any transaction, contract or commitment affecting the CNHWC Business other than in the ordinary course of business or paid or agreed to pay any brokerage or finder's fee, taxes or other expenses in connection with, or incurred any severance pay obligations by reason of, this Agreement or the transactions contemplated hereby; or

          5.8.12 entered into any agreement or made any commitment to take any of the types of action described in subparagraphs 5.8.1 through 5.8.11 above.
     5.9 Litigation. Except as set forth in Schedule 5.9 attached hereto, there is no claim, legal action, suit, arbitration, governmental investigation or other legal or administrative proceeding, nor any order, decree or judgment in progress, pending or in effect, or to the knowledge of Seller threatened, against or relating to Seller, its officers, directors or employees, the CNHWC Business, Seller's Assets, or the transactions contemplated by this Agreement, and Seller does not know or have reason to be aware of any basis for the same. Schedule 5.9 also identifies each civil, criminal or administrative proceeding or investigation to which Seller has been a party during the three year period prior to the date hereof which sought (i) payment of any criminal or administrative fines or penalties by Seller in connection with the operation of the CNHWC Business, (ii) civil damages in excess of $5,000.00 in connection with the operations of the CNHWC Business, or (iii) injunctive relief of any type or nature against Seller as a result of or connected with the CNHWC Business.

     5.10 Regulatory Matters; Compliance with Laws and Other Instruments. Except as set forth on Schedule 5.10 attached hereto, neither the ownership nor use of Seller's Assets nor the conduct of the CNHWC Business nor the transfer of Seller's Assets to Purchaser pursuant hereto conflicts with the rights of any other person, firm or entity or violates, or with or without the giving of notice or the passage of time, or both, will violate, conflict with or result in a default, right to accelerate or loss of rights under, any terms or provisions of its articles of incorporation or bylaws as presently in effect, or any lien, encumbrance, mortgage, deed of trust, lease, license, agreement, understanding, law, ordinance, rule or regulation, or any order, judgment or decree to which Seller is a party or by which it may be bound or affected.

     5.11       Title to Properties; Encumbrances.

          5.11.1 All Real Estate Assets of Seller are listed on Exhibit "1" attached hereto. All personal property of Seller included in Seller's Assets, including inventory and supplies, is listed on Schedule 5.11 attached hereto.

          5.11.2 None of Seller's Assets are subject to any mortgage, pledge, lien, charge, security interest, encumbrance, restriction, lease, license, easement, liability or adverse claim of any nature whatsoever, direct or indirect, whether accrued, absolute, contingent or otherwise, except (i) as disclosed on Schedule 5.11 attached hereto, (ii) as expressly set forth in the Balance Sheet (including the notes thereto) as securing specific liabilities or as otherwise expressly permitted by the terms hereof, or (iii) those imperfections of title and encumbrances, if any, which (A) are not substantial in character, amount or extent and do not materially detract from the value of the properties for use in connection with the operation of the Business subject thereto, (B) do not interfere with either the present and continued use of such property or the conduct of the normal operations of the CNHWC Business, and (C) have arisen only in the ordinary course of business.

          5.11.3 With respect to each of the buildings, structures or appurtenances included within the Real Estate Assets, Seller has adequate rights of ingress and egress thereto for operation of the CNHWC Business, and none of such buildings, structures or appurtenances (or any equipment therein), nor the operation or maintenance thereof, violates any restrictive covenant binding upon Seller. To the knowledge of the Seller, all of Seller's Assets owned, leased or used by Seller and required for the ordinary operation of Seller's business are in good operating condition and repair, are suitable for the purposes used, are adequate and sufficient for all current operations of Seller and are directly related to the CNHWC Business. Seller has provided to Purchaser complete copies of the most recent owner's title insurance policies, binders and certificates or opinions of title heretofore issued to Seller with respect to each parcel of owned real estate included in the Real Estate Assets.

     5.12 Schedules. Attached hereto as Schedule 5.12 is a separate schedule containing, to the knowledge of the Seller, an accurate and complete list and description of:

          5.12.1 Other than the Real Estate Assets, all real property material to the operation of Seller's business owned by Seller or in which Seller has a leasehold or other interest which is used by Seller in connection with the operation of the CNHWC Business, together with a description of each lease, sublease, license, or any other instrument under which Seller claims or holds such leasehold or other interest or right to the use thereof or pursuant to which Seller has assigned, sublet or granted any rights therein, identifying the parties thereto, the rental or other payment terms, expiration date and cancellation and renewal terms thereof;

          5.12.2 All of Seller's receivables related to the CNHWC Business (which shall include all accounts receivable as the end of the most recent calendar month, all loans receivable and any customer advances made by Seller);

          5.12.3 Other than those items of personal property owned by Seller and listed on Schedule 5.11, all machinery, tools, equipment, motor vehicles, rolling stock and other tangible personal property (other than inventory and supplies), leased or used by Seller, except for individual items having a value of less than $1,000 which do not, in the aggregate, have a total value of more than $10,000.00, setting forth with respect to all such listed property a summary description of all leases, liens, claims, encumbrances, charges, restrictions, covenants and conditions relating thereto, identifying the parties thereto, the rental or other payment terms, expiration date and cancellation and renewal terms thereof;

          5.12.4 All agreements or arrangements providing for the services of any independent contractor performing services for Seller with respect to Seller's Assets and to which Seller is a party or by which it is bound;

          5.12.5 All individual contracts, agreements and commitments or other understandings or arrangements to which Seller is or has been a party since January 1, 1997, which relate to the CNHWC Business and which call for
(i) payments or receipts of more than $10,000, and (ii) all water treatment chemical purchases aggregating more than $10,000;

          5.12.6 The names and current annual or hourly salary rates of all persons directly employed by Seller in any way relating to the CNHWC Business (including independent agents) and showing separately for each such person the amounts paid or payable as salary, bonus payments and any indirect compensation for the year ended December 31, 1996, and as of June 30, 1997 for calendar 1997 (year to date) to be updated through the month end prior to closing; and

          5.12.7 A list of all of Seller's Assets relating to the CNHWC Business acquired by Seller since December 31, 1996 (as referred to in Section 2.2).

All of the contracts, agreements, leases, licenses and commitments required to be listed on Schedule 5.12 (other than those which have been fully performed) are valid and binding, enforceable in accordance with their respective terms, in full force and effect and, except as otherwise specified in Schedule 5.12, are validly assignable to Purchaser without the consent of any other party so that, after the assignment thereof to Purchaser pursuant hereto, Purchaser will be entitled to the full benefits thereof; provided that the obligations of Seller thereunder shall, after the Closing Date, constitute Assumed Liabilities hereunder. Except as disclosed in Schedule 5.12, none of the payments required to be made under any such contract, agreement, lease, license and commitment has been prepaid more than 30 days prior to the due date of such payment thereunder, and there is not thereunder any existing default, or event which, after notice or lapse of time, or both, would constitute a default or result in a right to accelerate or loss of rights. None of Seller's existing or completed contracts relating to or affecting the CNHWC Business is subject to renegotiation with any governmental body. True| and complete copies of all such contracts, agreements, leases, licenses and other documents listed on Schedule 5.12 (together with any and all amendments thereto) have been delivered to Purchaser and identified with a reference to this Section of this Agreement.

     5.13 No Guaranties. Except as set forth on Schedule 5.13 attached hereto, none of the obligations or liabilities of Seller relating to the CNHWC Business is guaranteed by any other person, firm or corporation.

     5.14 Inventory. To the knowledge of Seller, Seller's Assets include a sufficient quantity of each type of inventory and supplies necessary to meet the normal requirements of the CNHWC Business and its operations. All such inventory and supplies are readily useable in the current operations of the CNHWC Business. Since December 31, 1996, Seller has added to its inventory and supplies only in the ordinary course of business, replenishing such inventory and supplies only with items of like quality and cost as those existing at December 31, 1996.

     5.15 Records. The books of account relative to the CNHWC Business are complete and correct in all material respects, and there have been no transactions involving the CNHWC Business which properly should have been set forth therein and which have not been accurately so set forth.

     5.16 Employee Benefit Plans. Schedule 5.16 attached hereto contains a true and complete list of all employee benefit plans ("Employee Benefit Plans") within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), whether or not any such plans are otherwise exempt from the provisions of ERISA, established, maintained, sponsored or contributed to by Seller and all other employers, whether or not incorporated, which by reason of a control group, a group under common control or an affiliated service group are treated together with Seller and/or the Shareholder as a single employer within the meaning of Section 414(b), (c) or (m) of the Code. No activities of, or failure to act by, Seller in connection with any Employee Benefit Plan shall result in any liability to Purchaser following the Closing, and Purchaser shall not be obligated to assume any liabilities of Seller pursuant to any Employee Benefit Plan. There has not been any (i) termination of any "defined benefit plan" within the meaning of ERISA maintained by Seller or any person, firm or entity ("Affiliate") which is under "common control" (within the meaning of Section 4001(b) of ERISA) with Seller, or (ii) commencement of any proceeding to terminate any such plan pursuant to ERISA, or otherwise, or (iii) written notice given to Seller or any Affiliate of the intention to commence or seek the commencement of any such proceeding. Seller has not incurred any withdrawal liability within the meaning of Section 420l and 4204 of ERISA to any pension plan which is a Multiemployer Plan (as defined in Section 4001 of ERISA), and no event has occurred, and there exists no condition or set of circumstances (as a result of the execution, delivery and performance of this Agreement or otherwise) which presents any risk of the occurrence of any withdrawal from or the partition, termination, reorganization or insolvency of any Multiemployer plan which could result in any liability to Purchaser.

     5.17 Absence of Certain Business Practices. Neither Seller nor any officer, employee or agent of Seller, nor any other person acting on its behalf, has, directly or indirectly, within the past five years given or agreed to give any gift or similar benefit to any customer, supplier, governmental employee or other person who is or may be in a position to help or hinder the business of Seller (or assist Seller in connection with any actual or proposed transaction) which (i) might subject Seller to any damage or penalty in any civil, criminal or governmental litigation or proceeding,
(ii) if not given in the past, might have had an adverse effect on Seller's Assets or the CNHWC Business or (iii) if not continued in the future, might adversely affect Seller's Assets or the CNHWC Business or its operations or prospects, or which might subject Seller or Purchaser to suit or penalty in any private or governmental litigation or proceeding.

     5.18       Environmental Matters.

          5.18.1 Except as set forth on Schedule 5.18 attached hereto, to the knowledge of Seller (i) no "Hazardous Substance" (as hereinafter defined) has been disposed of on, generated on, treated on, buried beneath, or percolated beneath, (ii) no such disposal, generation, treatment, burial or percolation has been threatened, and (iii) there has been no "Release" (as hereafter defined) thereof on or near, any real estate owned or leased by Seller in connection with the CNHWC Business, or any improvements thereon (collectively the "Real Property"). Except as set forth an Schedule 5.18, to the knowledge of Seller, Seller is and has been in compliance with all applicable federal, state and local laws, administrative rulings and regulations of any court, administrative agency or other governmental or quasi-governmental authority, relating to the protection of the environment (including but not limited to laws prohibiting the creation of a public nuisance), the non-compliance with which would have a material adverse effect on Seller's Assets or the Business. Attached to Schedule 5.18 are copies of all correspondence between Seller and either the United States Environmental Protection Agency or the New Hampshire Environmental Protection Agency relating to Seller's Assets or the CNHWC Business since January 1, 1989. To the knowledge of Seller, Seller is not a potentially responsible party under
Section 107 of the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), or is or has been subject to an action under Section 7003 of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and has not received notification from any federal, state or local government, agency or regulatory body, of a violation under any federal, state or local law regulating the Release, disposal or discharge of any toxic, explosive or other Hazardous Substance. To the knowledge of Seller, no Environmental Condition (as hereafter defined) exists in the Real Property.

          5.18.2 Except as disclosed in Schedule 5.18, the Real Property is free from the harmful effects of asbestos or asbestos-containing materials.
          5.18.3 Except as disclosed in Schedule 5.18, no Underground Storage Tanks (as hereafter defined) are now present on or beneath the premises of the Real Estate Assets.

          5.18.4 For purposes of this Agreement: (i) "Hazardous Substance" means any one or more of (A) any substance defined as a hazardous substance under Section 101(14) of CERCLA, (B) any other substance deemed hazardous by the United States Environmental Protection Agency pursuant to Section 102(a) of CERCLA, (C) petroleum (including crude oil or any fraction thereof), (D) any substance deemed hazardous pursuant to Section 1004(5) of RCRA, (E) any substance regulated under the Toxic Substance Control Act, as amended, or (F) any other hazardous or toxic substance, materials, compound, mixture, solution, element, pollutant or waste regulated under any federal, state or local statute, ordinance or regulation; (ii) "Release" shall have the meaning given to such term in Section 101(22) of CERCLA; (iii) "Underground Storage Tanks" shall be as defined in applicable New Hampshire regulations or statutes and shall further include all other underground storage tanks not included in the foregoing definition because of size, content or purpose thereof; and (iv) "Environmental Condition" shall mean conditions of the environment, including natural resources (including flora and fauna), soil, surface water, groundwater, any present or potential drinking water supply, subsurface strata or the ambient air, relating to or arising out of the use, handling, storage, treatment, recycling, generation, transportation, spilling, leaking, pumping, pouring, emptying, discharging, injecting, escaping, leaching, disposal, dumping, Release or threatened Release of Hazardous Substances upon or near the Real Property by Seller or Seller's agents, lessees, representatives, employees, independent contractors or (to the best of Seller's knowledge) predecessors in interest.

     5.19 Mechanics and Other Liens. Seller will pay for all labor, services and material which was made or furnished to Seller by any person or entity, including, without limitation, contractors, subcontractors, mechanics or materialmen, which could give rise to any lien upon Seller's Assets as provided under the laws of the State of New Hampshire and will provide an affidavit to that effect at closing for title insurance purposes.

     5.20 Permits, Franchises, Certificates and Licenses. Schedule 5.20 attached hereto sets forth all licenses, franchises, certificates and permits issued by applicable governmental authorities presently held by Seller with respect to the CNHWC Business, including all licenses and certificates of authority or public convenience and necessity issued by the Public Utilities Commission of New Hampshire or various New Hampshire municipalities relating to the CNHWC Business. Such licenses and permits constitute all of the licenses and permits necessary or appropriate to operate the CNHWC Business in the manner in which the same is operated as of the date hereof.

     5.21       Data Processing Matters.

          5.21.1 Except as set forth in Schedule 5.21 attached hereto, Seller does not have any of its respective records, systems, controls, data or information relating to the CNHWC Business recorded, stored, maintained, operated or otherwise wholly or partly dependent upon or held by any means (including any electronic, mechanical or photographic process, whether computerized or not) which (including all means of access thereto and therefrom) are not under the exclusive ownership and control of Seller.

          5.21.2 Seller owns, leases or licenses certain computer equipment, associated peripheral devices, and related operating and application systems and other software utilized in connection with the CNHWC Business and operations (the "Data Processing Systems"). The Data Processing Systems adequately meet the data processing needs of Seller and its CNHWC Business as presently conducted. That portion of the Data Processing Systems assets which will be transferred to Purchaser as part of Seller's Assets are listed an Schedule 5.21, and all agreements and licenses relating to leased or licensed Data Processing Systems which are being transferred are identified on
Schedule 5.21 and are freely assignable or transferable to Purchaser by Seller on the same terms as leased or licensed by Seller and without requiring the payment of any additional fee by Purchaser.

     5.22 Finder's Fees. Neither Seller nor any person acting on behalf of Seller is a party to any contract, arrangement or understanding pursuant to which any third person or entity is entitled to any brokerage commission, finder's fee or similar compensation from any party in connection with the execution and delivery of this Agreement or the consummation of the transactions herein contemplated.

     5.23 Disclosure. No representation or warranty by Seller contained in this Agreement nor any statement or certificate furnished or to be furnished by Seller to Purchaser or its representatives in connection herewith or pursuant hereto contains or will contain any untrue statement of a material fact, or omits or will omit to state any material fact required to make the statements herein or therein contained not misleading. The representations and warranties contained in this Section 5 or elsewhere in this Agreement or any document delivered pursuant hereto shall not be affected or deemed waived by reason of the fact that Purchaser and/or its representatives knew or should have known that any such representation or warranty is or might be inaccurate in any respect.

6.     REPRESENTATIONS AND WARRANTIES BY PURCHASER.
       -------------------------------------------

     Purchaser represents and warrants to Seller, which representations and warranties shall be true and correct as of the date hereof, as follows:

     6.1 Organization. Purchaser is a municipal corporation and political subdivision in and of the State of New Hampshire, duly organized and validly existing under the laws of the State of New Hampshire and its charter and has full municipal power and authority to enter into this Agreement and the related agreements referred to herein and to carry out the transactions contemplated by this Agreement.

     6.2 Authorization and Approval of Agreement. The Board of Selectmen has been authorized to enter into this Agreement by action of the 1996 Hudson town meeting and has voted to do so, subject to certain conditions which are contained in this Agreement. This Agreement is a valid and binding obligation of the Purchaser subject to ratification as is set forth in Sections 10 and 11 hereof.

     6.3 Execution, Delivery and Performance of Agreement. Neither the execution, delivery nor performance of this Agreement by Purchaser will, with or without the giving of notice or the passage of time, or both, conflict with, result in a default, right to accelerate or loss of rights under, or result in the creation of any lien, charge or encumbrance pursuant to, any provision of Purchaser's municipal charter or of any franchise, mortgage, deed of trust, lease, license, agreement, understanding, law, ordinance, rule or regulation or any order, judgment or decree to which Purchaser is a party or by which it may be bound. Purchaser has full municipal power and authority to enter into this Agreement and to carry out the transactions contemplated hereby, all municipal governmental proceedings required to be taken by Purchaser to authorize the execution, delivery and performance of this Agreement and the agreements relating hereto have been properly taken and this Agreement constitutes a valid and binding obligation of Purchaser enforceable against it in accordance with its terms.

     6.4 Litigation. There is no legal action, suit, arbitration, governmental investigation or other legal or administrative proceeding, nor any order, decree or judgment in progress, pending or in effect, or to the knowledge of Purchaser threatened, against or relating to Purchaser in connection with or relating to the transactions contemplated by this Agreement, and Purchaser does not know or have any reason to be aware of any basis for the same.

     6.5 Finder's Fees. Neither Purchaser nor any person acting on behalf of Purchaser is a party to any contract, arrangement or understanding pursuant to which any third person Or entity is entitled to any brokerage commission, finder's fee or similar compensation from any party in connection with the execution and delivery of this Agreement or the consummation of the transactions herein contemplated.

     6.6 Disclosure. No representation or warranty by Purchaser contained in this Agreement nor any statement or certificate furnished or to be furnished by Purchaser to Seller or its representatives in connection herewith or pursuant hereto contains or will contain any untrue statement of a material fact, or omits or will omit to state any material fact required to make the statements herein or therein contained not misleading. The representations and warranties contained in this Section 6 or elsewhere in this Agreement or any document delivered pursuant hereto shall not be affected or deemed waived by reason of the fact that Seller and/or its representatives knew or should have known that any such representation or warranty is or might be inaccurate in any respect.

     6.7 Consents. No further municipal consents to this Agreement need be obtained by the Purchaser, other than those disclosed in Section 2.2, and applicable PUC authorization.

7.     OTHER OBLIGATIONS OF THE PARTIES.
       --------------------------------

     7.1 Conduct of Business. Prior to the Closing, Seller shall conduct its business and affairs related to the CNHWC Business only in the ordinary course and consistent with its prior practice and shall maintain, keep and preserve Seller's Assets required or reasonably convenient for the operation of the Business in good condition and repair and maintain insurance thereon in accordance with present practices, and Seller and the Shareholder will use reasonable efforts (i) to preserve the CNHWC Business intact, (ii) to keep available to Purchaser the services of Seller's present employees, agents and independent contractors related to the CNHWC Business, (iii) to preserve for the benefit of Purchaser the goodwill of Seller's suppliers, customers, landlords and others having business relations with the CNHWC Business, (iv) to cooperate with Purchaser and use reasonable efforts to assist Purchaser in obtaining the consent of any landlord or other party to any lease or contract with Seller related to the CNHWC Business (including but not limited to those identified on Schedules 5.11 and 5.12) where the consent of such landlord or other party may be required by reason of the transactions contemplated hereby and (v) to cooperate with Purchaser (but at no cost or risk to Seller) in its efforts to obtain the financing of the purchase price by the sale of the Bonds (as defined in Section 10.8 below) in accordance with the provisions of
Section 10.8 hereof. Without limiting the generality of the foregoing, from the date hereof prior to the Closing Seller will not without Purchaser's prior written approval, which consent will not be unreasonably withheld, delayed or conditional:

          7.1.1 enter into any material contract, agreement, commitment or other understanding or arrangement related to or affecting Seller's Assets or the CNHWC Business; or

          7.1.2 perform, take any action or incur or permit to exist any of the acts, transactions, events or occurrences of the type (i) described in
Section 5.8 of the Agreement which would have been inconsistent with the representations and warranties set forth therein had the same occurred after the Balance Sheet Date and prior to the date hereof or (ii) described in
Section 5.3 of this Agreement which would be required to be set forth on
Schedule 5.3 hereof if it had taken place during the past three years.

At or prior to the Closing, Seller shall cause all contracts, licenses and leases which relate to the CNHWC Business to which Seller is a party and which are to be assigned to Purchaser hereunder (including the advance contracts disclosed on the Schedules attached to this Agreement but excluding the Assumed Liabilities), which by their terms will require future payments by Seller (or by Purchaser following the assignment thereof) to a third party, to be paid in full through the Closing Date or prorated through the Closing Date. If Seller elects to have such payment amounts thereunder prorated, Seller shall notify Purchaser in writing at or prior to the Closing such that the Aggregate Purchaser Price may be adjusted with a credit to Purchaser reflecting the amounts which shall be owed thereunder through the Closing Date.

     7.2 Changes in Information. Seller shall give Purchaser prompt written notice of any material change in any of the information contained in the representations and warranties made in Section 5 or elsewhere in this Agreement or the Schedules referred to herein which occurs prior to the Closing.

     7.3 Consultation with Purchaser. Seller shall consult with Purchaser with respect to (i) the cancellation of contracts, agreements, commitments or other understandings or arrangements to which Seller is a party and which relate to the CNHWC Business, including, without limitation, purchase orders and commitments for capital expenditures or improvements, (ii) the discontinuance of any CNHWC Business operations, and (iii) purchasing, pricing or selling policies with respect to the CNHWC Business.

     7.4       Certain Matters Affecting the Real Estate Assets.

          7.4.1 Seller shall provide to Purchaser within thirty (30) days of this Agreement a list of all real estate to be conveyed under this Agreement and a copy of a title insurance policy if one has previously been secured on said real estate.

          7.4.2     Purchase is contingent on Purchaser being able to obtain:

     (1) Marketable and insurable title to the aforesaid real estate assets subject to no liens or encumbrances other than those permitted under
Section 5.11.2 and current taxes and assessments not yet due and payable of the utilities of record, which in the Purchaser's opinion do not materially affect the operation of the CNHWC Business.

     (2) Purchaser shall be permitted to enter upon Seller's Property at its own risk, upon reasonable notice and under circumstances so as not to interfere with Seller's Business, to conduct such property surveys as may be deemed necessary by Purchaser in order to delete the survey exception on a standard title insurance policy. Seller will provide copies of any surveys or plans in its files relating to said properties within thirty (30) days of this Agreement.

          7.4.3 At Closing, Seller shall execute and deliver to Purchaser in the foregoing title insurance company an affidavit as to each real estate asset certifying that (i) there are no mortgages, judgment liens or other encumbrances of record affecting such property except as set forth in the Policy, (ii) there are no rights of possession, use or otherwise, outstanding in third parties by reasons of unrecorded leases, land contracts, sale contracts, options or other documents, and (iii) no unpaid-for improvements have been made, or materials, machinery or fuel delivered to such property within the one hundred twenty (120) days immediately preceding the Closing which might form the basis for a mechanics' lien thereon.

          7.4.4 Purchaser shall obtain at its expense currently certified (dated subsequent to the date of this Agreement) "as built" surveys and legal descriptions of the Real Estate Assets for which the Commitment is to be obtained pursuant to Section 7.4.1. prepared by a surveyor registered in the State of New Hampshire, prepared in accordance with ALTA standards. Such surveys shall include the locations of all improvements, encroachments, easements and rights of way, and shall be delivered to Purchaser and the title company at or prior to the Preclosing. Seller shall have no obligation to obtain surveys for any Real Estate Assets other than those to be covered by the Commitment. Purchaser may waive the survey requirement prior to the Closing with respect to one or more parcels upon which there are currently no aboveground improvements if Purchaser determines that the failure to obtain a current survey therefor will not materially affect the protection of the title insurance thereon.

     7.5 Inventory. Prior to the Closing Purchaser may review and inspect Seller's Assets to determine whether, in Purchaser's opinion, such Seller's Assets will be readily useable by Purchaser in the operation of the CNHWC Business following the Closing.

     7.6 Resolution of Proceeding Pending Before New Hampshire Public Utilities Commission and Compliance with Provisions of N.H. RSA 38. It is understood that this Agreement, when fully performed, shall conclude all issues presently pending in Docket # DE 96-227, Petition of Town of Hudson (the Proceeding), presently pending before the New Hampshire Public Utilities Commission (NHPUC). To that end:

     A. The parties shall jointly present to the NHPUC a Stipulation for Settlement of the Proceeding (Stipulation) incorporating the relevant terms of this Agreement and shall jointly request an order from the NHPUC approving the Stipulation as the final determination, in accordance with N.H. RSA 38:9 and 10, of the amount of, and price to be paid for, CNHWC plant and property to be acquired by the Purchaser. The parties shall use their best efforts to obtain such an order, without revision or condition. In the event the NHPUC declines to issue such an order, or issues an order containing some revision or condition not mutually acceptable to the parties, then notwithstanding anything to the contrary herein, this Purchase and Sale Agreement shall be of no further force or effect.

     B. Following the entry of such an order by the NHPUC, the Purchase shall promptly take all necessary steps to procure votes of ratification and appropriation in accordance with N.H. RSA 38:11. In the event such votes are in the affirmative, the parties shall promptly proceed with tender of payment, conveyance of the subject plant and property and all other steps necessary for full performance of this Agreement. In the event such affirmative votes are not obtained: (1) there shall be no further action by Hudson in the Proceeding, but CNHWC shall be entitled to seek an order from the NHPUC to recover its costs of the Proceeding, which Hudson shall be at liberty to oppose; (2) Hudson shall take no other action under RSA Chapter 38 involving CNHWC or its property during the ensuing period of two years following a vote which is not in the affirmative.

     7.7 Transferred Employees. Prior to the Closing, Purchaser shall endeavor to negotiate in good faith with any water system operator with whom the Purchaser may contract, or any prospective purchaser of CNHWC assets, to obtain offers of continued employment for Seller's employees (excluding CNHWC's President and its Treasurer). The Purchaser shall not be obliged to hire any employees.

     7.8 Special Covenant of Purchaser. Purchaser shall use its best efforts to promptly call or take all required actions in connection with securing a vote from the Town relating to the consummation of the transactions contemplated by this Agreement and the related financing of the same as contemplated by Section 7.6 and 11.8 hereof. The vote shall take place no later than 4/1/98, and, if the acquisition and the related financing contemplated hereunder is approved, the Purchaser shall take all action reasonably required in connection with the effectuation of the financing contemplated by Section 11.8 so as to provide for a closing date on or before July 31, 1998. In addition, the Purchaser shall use its reasonable best efforts to obtain, and to cooperate with Seller in obtaining all authorizations and consents, approvals, permits and clearances necessary for the consummation of the transactions contemplated hereby, including, without limitation, consents to the assumption of all Contracts relating to the Assumed Liabilities, the transfer of any and all licenses and permits contemplated hereunder and joining together in seeking approval from the New Hampshire PUC to the transfers contemplated hereunder and the consummation of the transactions contemplated hereby, including, without limitation, cooperation between Seller and Purchaser with respect to the legal proceedings contemplated by Section 7.6 hereof.

     7.9 Special Covenant of Seller. Subject to such confidentiality requirements as Seller may reasonably require, after the date hereof, Seller shall cooperate with Buyer in making available to third party purchasers who may be interested in acquiring portions of the Seller's Assets from Purchaser after the closing due diligence materials and other information regarding such Assets and/or the CNHWC Business.

     7.10 Updated Financial Statements. Seller will deliver to Purchaser updated financial statements for the year ending 12/31/97 prepared from the books and records of Seller in accordance with generally accepted accounting principles consistently applied and maintained throughout the periods indicated which present the financial condition of the Seller as of such date and the results of its operations for the period covered thereby through Date of Closing.

8.     ACCESS TO SELLER'S ASSETS, INFORMATION AND DOCUMENTS.
       ----------------------------------------------------

     Upon reasonable notice and during regular business hours, Seller will give Purchaser and Purchaser's assignee's attorneys, accountants and other representatives full access to Seller's personnel and all properties, documents, contracts, books and records of Seller and will furnish Purchaser with copies of such documents (certified by Seller's officers if so requested) and with such information with respect to the affairs of Seller as Purchaser may from time to time request, and the Purchaser will not improperly disclose the same prior to the Closing. Upon reasonable notice and during regular business hours, Purchaser may conduct or cause to be conducted inspections of the Real Estate Assets (and all improvements thereon) as to insect infestation, engineering, structural, roofing, heating, plumbing, electrical, mechanical and similar matters at Purchaser's sole expense, and reasonable inspections of all other Seller's Assets. Any such inspection and furnishing of such information to Purchaser or any investigation by Purchaser shall not affect Purchaser's right to rely on any representations and warranties made in this Agreement.

9.     BULK SALES COMPLIANCE.
       ---------------------

     This section has been omitted.

10.     CONDITIONS PRECEDENT TO PURCHASER'S OBLIGATIONS.
        -----------------------------------------------

     All obligations of Purchaser hereunder are subject, at the option of Purchaser, to the fulfillment of each of the following conditions at or prior to the Closing, and Seller shall use best efforts to cause each such condition to be so fulfilled:

     10.1 Representations and Warranties. All representations and warranties of Seller contained herein or in any document delivered pursuant hereto shall be true and correct in all material respects when made and shall be deemed to have been made again at and as of the Closing Date, and shall then be true and correct in all material respects except for changes in the ordinary course of business after the date hereof in conformity with the covenants and agreements contained herein. Updated disclosure schedules which are true and correct shall be delivered by Seller to Purchaser as of the Closing Date.

     10.2 Covenants. All covenants, agreements and obligations required by the terms of this Agreement to be performed by Seller at or before the Closing shall have been duly and properly performed in all material respects.

     10.3 No Material Adverse Change. Since the date of this Agreement there shall not have occurred any material adverse change in the condition of Seller Assets.

     10.4 Closing Certificate. There shall be delivered to Purchaser a certificate duly executed by the President and Secretary of Seller, individually, dated the Closing Date, certifying that the conditions set forth in Sections 10.1, 10.2 and 10.3 have been fulfilled.

     10.5 Schedules and Other Documents. All documents, schedules, reports and consents required to be delivered to Purchaser at or prior to the Closing shall have been so delivered, including the schedules referred to in
Section 5 which shall have been updated as of the Closing Date.

     10.6 Opinion of Counsel. Purchaser shall have received an opinion of Seller's counsel, Drummond, Woodsum & MacMahon, dated the Closing Date, in form and substance reasonably satisfactory to the parties and customary for transactions of this type.

     10.7 Written Consents. Seller shall have obtained at no cost to Purchaser written consents to the transfer or assignment to Purchaser of all consignment agreements, licenses, leases and other material contracts of Seller related to the CNHWC Business or Seller's Assets (other than immaterial purchase and sales orders in the ordinary course of business) where the consent of any other party to any such contract may, in the opinion of Purchaser's counsel, be required for such assignment or transfer.

     10.8       Financing/Approvals.

     A. Purchaser shall have obtained financing for the Aggregate Purchase Price referred to in Section 2 of this Agreement by the issue of General Obligation Municipal Bonds, in an aggregate principal amount of up to $34,500,000.00 (the "Bonds"), with an average coupon rate on such bonds not to exceed six-and-one-half percent (6.5%) per annum, and on such other terms and conditions satisfactory to Purchaser.

     B. Purchaser shall have obtained a vote ratifying the purchase of Seller's Assets in accordance with the terms hereof.

     10.9 Title Insurance. The Policy with respect to the Real Estate Assets, insuring title and the Trustee subject to no other exceptions, liens or encumbrances other than as permitted by section 7.4 hereof, shall have been issued at Purchaser's cost by the title insurance company selected by Purchaser, pursuant to the Commitment obtained by Purchaser in accordance with
Section 7.4.1 hereof.


     10.10 Evidence of Liens. Seller shall certify to Buyer that no financing statements showing Seller as "debtor" thereon, and describing any lien or security interest with respect to Seller's Assets, are on file with the Town in which any of the Assets of Seller are located, the County Registry of Deeds of any county in which the Assets of Seller are located, or the Office of the New Hampshire Secretary of State, as of the business day immediately prior to the Closing Date, or evidence satisfactory to Purchaser that such liens and/or security interests shown thereon have been released by the secured party.

11.     CONDITIONS PRECEDENT TO SELLER'S OBLIGATIONS.
        --------------------------------------------

     All obligations of Seller at the Closing are subject, at the option of Seller, to the fulfillment of each of the following conditions at or prior to the Closing, and Purchaser shall exert its best efforts to cause each such condition to be so fulfilled:

     11.1 Representations and Warranties. All representations and warranties of Purchaser contained herein or in any document delivered pursuant hereto shall be true and correct in all material respects when made and as of the Closing.

     11.2 Covenants. All obligations required by the terms of this Agreement to be performed by Purchaser at or before the Closing shall have been duly and properly performed in all material respects.

     11.3 Closing Certificate. There shall be delivered to Seller a certificate executed by the Board of Selectmen and the Finance Director of Purchaser, dated the Closing Date, certifying that the conditions set forth in
Section 11.1 and 11.2 have been fulfilled.

     11.4 Opinion of Counsel. Seller shall have received opinions of the Town Attorney of the Purchaser, and of Donahue, Tucker & Ciandella, Purchaser's counsel, dated the Closing Date, in form and substance reasonably satisfactory to the parties and customary for transactions of this type.

     11.5 New Hampshire PUC Order. Seller shall have received an order of the New Hampshire PUC, in form and substance reasonably satisfactory to Seller, acknowledging that after the Closing Date Seller shall have no further obligation to the New Hampshire PUC to provide water service to its customers, permitting Seller to abandon the Business, and consenting to the discontinuance of such service by Seller, all on terms reasonably satisfactory to Seller.

     11.6 Written Consents. Seller shall have obtained at no cost to Purchaser for any such consent to the transfer or assignment to Purchaser of all consignment agreements, licenses, leases and other material contracts constituting Assumed Liabilities hereunder (other than immaterial purchase and sales orders in the ordinary course of business) where the consent of any other party to any such contract may, in the opinion of Seller's counsel, be required for such assignment, transfer and assumption.

12.     INDEMNIFICATION.
        ---------------

     12.1 Indemnification by Seller. Seller hereby indemnifies and agrees to hold Purchaser harmless from, against and in respect of (and shall on demand reimburse Purchaser for):

          12.1.1 any and all loss, liability or damage suffered or incurred by Purchaser by reason of any breach of representation, breach of warranty or nonfulfillment of any covenant by Seller or the Shareholder contained herein or in any certificate, document or instrument delivered to Purchaser pursuant hereto or in connection herewith;

          12.1.2 any and all loss, liability or damage suffered or incurred by Purchaser in respect of or in connection with any liabilities of Seller not expressly assumed by Purchaser pursuant to the terms of the Liabilities Undertaking;

          12.1.3 any and all debts, liabilities or obligations of Seller, direct or indirect, fixed, contingent or otherwise, which exist at or as of the Closing Date or which arise after the Closing Date but which relate to or specifically arise from operation of the Business before the Closing Date, whether or not then known, due or payable, except to the extent expressly assumed by Purchaser pursuant to the terms of the Liabilities Undertaking;

          12.1.4 any and all loss, liability or damage suffered or incurred by Purchaser by reason of or in connection with any claim for finder's fee or brokerage or other commission arising by reason of any services alleged to have been rendered to or at the instance of Seller or the Shareholder with respect to this Agreement or any of the transactions contemplated hereby;

          12.1.5 any and all loss, liability or damage suffered or incurred by Purchaser by reason of any claim for severance pay accruing or incurred at any time on or after the date hereof but prior to the Closing except to the extent any one or more specific employees are discharged prior to the Closing hereunder with the prior written consent of Purchaser and such consent contains the name(S) of such specific employees);

          12.1.6 any and all actions, suits, proceedings, claims, demands, assessments, judgments, costs and expenses, including, without limitation, legal, accounting and other professional fees and expenses, incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnity.

     12.2 Indemnification. Purchaser hereby indemnifies and holds harmless from, against and in respect of (and shall on demand reimburse Seller for):

          12.2.1 any and all loss, liability or damage resulting from an untrue representation, breach of warranty or non-fulfillment of any covenant or agreement by either party to the other contained herein or in any certificate, document or instrument delivered to Seller hereunder;

          12.2.2 any and all Assumed Liabilities pursuant to the Liabilities undertaken by Purchaser.

          12.2.3 any and all debts, liabilities or obligations of Purchaser, direct or indirect, fixed, contingent or otherwise, which exist at or as of the Closing Date or which arise after the Closing Date but known, due or payable;

          12.2.4 any and all loss, liability or damage suffered or incurred by Seller by reason of or in connection with any claim for finder's fee or brokerage or other commission arising by reason of any services alleged to have been rendered to or at the instance of Purchaser with respect to this Agreement or any of the transactions contemplated hereby;

          12.2.5 any and all loss, liability or damage suffered or incurred by Seller by reason of any claim for severance pay accruing or incurred at any time on or after the date of Closing; and

          12.2.6 any and all actions, suits, proceedings, claims, demands, assessments, judgments, costs and expenses, including, without limitation, legal fees and expenses, incident to any of the foregoing or incurred in investigating or attempting to avoid the same or to oppose the imposition thereof, or in enforcing this indemnity.

     12.3       Certain Limitations on Claims.

     (a) Any claim or cause of action arising out of this Agreement must be instituted within two years of the Closing Date, except for claims under the representations and warranties set forth in Sections 5.19 hereof (the "Excepted Claims"), as to which any claim or cause of action must be instituted within five years of the Closing Date. The failure to institute a claim or cause of action within such period shall constitute an absolute bar to the institution of any proceedings or actions based upon, and will constitute a waiver of, all the claims and/or causes of action not so asserted.

     (b) Anything herein to the contrary notwithstanding, neither party shall be entitled to recover from the other party with respect to any indemnifiable loss arising under Sections 12.1 or 12.2, or otherwise, unless and until the amount of such loss suffered, sustained or incurred by the asserting party, or to which such party becomes subject, shall exceed $50,000 calculated on a cumulative and not a per item basis, and then only with respect to the excess over said $50,000 threshold.

13.     NATURE AND SURVIVAL OF REPRESENTATIONS AND WARRANTIES.
        -----------------------------------------------------

     All statements, representations, warranties, indemnities, covenants and agreements made by each party hereto shall survive the Closing.

14.     NOTICES.
        -------


     Any and all notices or other communications required or permitted to be given under any of the provisions of this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or mailed by first class mail, return receipt requested, addressed (i) if to Seller, to President, Consumers New Hampshire Water Company, 322 Nashua Road, Londonderry, New Hampshire 03053, with a copy to John F. Isacke, Senior Vice President, Consumers Water Company, Three Canal Plaza, Portland, Maine 04112, and to Michael E. High, Esq., Drummond, Woodsum & MacMahon, P.O. Box 9781, Portland, Maine 04104-5081, and (ii) if to Purchaser, to the Town of Hudson, 12 School Street, Hudson, New Hampshire 03051, Attention: Paul D. Sharon, Town Administrator, with a copy to John J. Ratigan, Esq., Donahue, Tucker & Ciandella, 225 Water Street, Exeter, New Hampshire 03833. If any party desires to change the address at which it is to receive notice, such party may change the address at which it is to receive notice under this Agreement by written notice to each other party set forth herein given as aforesaid.

15.     TERMINATION.
        -----------


     15.1 Termination. Notwithstanding anything to the contrary herein, this Agreement and the transactions contemplated hereby may be terminated in the following manner: (a) by Purchaser, if the conditions set forth in Section 10 shall not have been met or waived by the Purchaser at or prior to the Closing Date or if Purchaser fails to obtain the necessary approvals contemplated by Section 10.8 following municipal votes in respect of the same; or (b) by Seller if the conditions set forth in Section 11 hereof shall not have been met or waived by Seller at or prior to the Closing Date; or (c) by either party if the Closing does not occur by July 31, 1998.

     15.2 Effect of Termination. If any party terminates this Agreement pursuant to this Section 15, all rights and obligations of the parties hereunder shall terminate without any liability of any party, except for any liability of a party that is in breach or as otherwise provided herein. Notwithstanding anything in this Agreement to the contrary, if on the Closing Date (which shall in no event beyond July 31, 1998 without the consent of the parties) the Seller or Purchaser, as applicable, has complied with all of the conditions to closing contained for its benefit herein, has notified the other party of its intention to consummate the transactions contemplated hereby, and is ready and able to perform its obligations hereunder and furnish evidence to that effect, if on the Closing Date the closing does not occur due to the refusal of a party to consummate the transactions contemplated hereunder, the party that defaults in its obligations under this Agreement (the "Defaulting Party") and, as a result thereof, the other party (the "Non-Defaulting Party") seeks to legally enforce its rights hereunder against the Defaulting Party, then, in addition to all damages and other remedies to which the Non-Defaulting Party is entitled by reason of such default, the Defaulting Party shall promptly pay to the Non-Defaulting Party an amount equal to all costs and expenses (including reasonable attorneys' fees) paid or incurred by the Non-Defaulting Party in connection with such enforcement.

     15.3 Failure to obtain the required votes or to obtain bond issuance at 6.5% or less shall not constitute default under this Section.

     15.4 Interest Obligations of Defaulting Party. If the Non-Defaulting Party is entitled to receive an amount of money by reason of the Defaulting Party's default hereunder, then, in addition to such amount of money, the Defaulting Party shall promptly pay to the Non-Defaulting Party a sum equal to interest on such amount of money accruing at the prime rate charged by Bank of Boston, to its preferred business clients as of the date of the default.

16.     MISCELLANEOUS.
        -------------


     16.1 Entire Agreement. This Agreement (including the exhibits hereto and the schedules, annexes and other documents delivered pursuant hereto, which are a part hereof) constitutes the entire agreement of the parties with respect to the subject matter hereof, and supersedes any and all prior understandings written or oral, among the parties. This Agreement may not be modified, amended or terminated except by a written agreement specifically referring to this Agreement signed by all of the parties hereto.

     16.2 Waivers. No waiver of any breach or default hereunder shall be considered valid unless in writing and signed by the party giving such waiver, and no such waiver shall be deemed a waiver of any subsequent breach or default of the same or similar nature.

     16.3 Supplementing of Schedules. Seller shall have the right to supplement the disclosure schedules attached to this Agreement at any time prior to the Preclosing, without liability for failing to have provided a complete disclosure schedule as of the date hereof. If any schedule which is so updated by Seller after the date hereof but prior to the Preclosing contains any new information which, in Purchaser's opinion, is materially adverse, Purchaser may terminate this Agreement without liability as of the Preclosing by delivery of a writing to Seller referring to this Section.

     16.4 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of each party hereto, its successors and assigns.

     16.5 Headings. The paragraph headings contained herein are for the purposes of convenience only and are not intended to define or limit the contents of said paragraphs.

     16.6 Further Actions. Each party hereto shall cooperate, shall take such further action and shall execute and deliver such further documents as may be reasonably requested by any other party in order to carry out the provisions and purposes of this Agreement.

     16.7 Transfer Taxes. Purchaser will pay any transfer taxes payable in connection with the sale, conveyance, assignments and transfers to be made to Purchaser hereunder.

     16.8 Counterparts. This Agreement may be executed in one or more counterparts, all of which taken together shall be deemed one original.

     16.9 Governing Law. This Agreement and all amendments hereto shall be governed by and construed in accordance with the laws of the State of New Hampshire applicable to contracts made and to be performed therein.





            The remainder of this page has intentionally been left blank. The next page is the signature page.


     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first above written.

                                         CONSUMERS NEW HAMPSHIRE WATER COMPANY


                                         By:   /s/ Sharon E.  Schulman
                                            ------------------------------
                                         Its:  President
                                              -----------------------------


ATTEST:

-------------------------------
Secretary


                                       THE TOWN OF HUDSON BOARD OF SELECTMEN

                                           /s/ E. Lorraine Madison
                                          ---------------------------------
                                           /s/ Shawn N.  Jasper
                                          ---------------------------------
                                           /s/ Ann Seabury
                                          ---------------------------------
                                           /s/ Rhonda Charbonneau
                                          ---------------------------------




ATTEST:

/s/ Barbara A.  Locke
----------------------------
Deputy Town Clerk




                            INDEX OF SCHEDULES & EXHIBITS



Exhibit 1.1           Real Estate Assets

Exhibit 2.1           Form Bill of Sale

Exhibit 2.6           Form Liabilities Undertaking

Exhibit 3.2           Form Pre-Closing Agreement

Exhibit 11.6          Form of Opinion of Seller's Counsel





Schedule 2.4   -  Assumed Liabilities (Including Assumed Services
                  Contracts, Customer Advance Contracts
                  and/or Developer Agreements)

Schedule 2.6      Allocation of Purchase Price Among the
                  Purchased Assets

Schedule 5.3      Transactions with Certain Persons
Schedule 5.8      Absence of Changes or Events

Schedule 5.9      Litigation

Schedule 5.10     Regulatory Matters; Compliance with Laws
                  And Other Instruments

Schedule 5.11     Personal Property of Seller

Schedule 5.11.2   Mortgages, Liens and Other Encumbrances
                  On Seller's Assets

Schedule 5.12.1 Other Real Property Material to or used in Connection with the Operation Of Seller's Business

Schedule 5.12.2   Seller's Receivables Related to the CNHWC Business

Schedule 5.12.3 Other Personal Property (Machinery, Tools, Equipment and other Tangible Personal Property Leased or
                  Used by Seller other Than Personal Property Owned by Seller and Listed On Schedule 5.11)

Schedule 5.12.4 Arrangements with Independent Contractors Not in the Ordinary Course of Seller's Business

Schedule 5.12.5 Certain Contracts, Agreements, Commitments and Other Understandings to which Seller is a Party

Schedule 5.12.6   Employees of Seller Relating to the CNHWC Business

Schedule 5.12.7 Certain Assets of Seller Acquired Since December 31, 1996 Which will Require an Adjustment to the Purchase Price

Schedule 5.13     Guaranties of Liabilities of Seller

Schedule 5.16     Employee Benefit Plans

Schedule 5.18     Environmental Matters

Schedule 5.20     Permits, Franchises, Certificates & Licenses

Schedule 5.21     Data Processing Matters


     The Registrant agrees to furnish supplementally a copy of these omitted Schedules to the Commission upon request.