Form 10-K
period 1997-12-31
CONSUMERS WATER CO
filed 1998-03-20
CIK 23910

============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                            --------------------

                                  FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from __________ to __________

                        Commission file number 0-493

                           CONSUMERS WATER COMPANY
           (Exact name of registrant as specified in its charter)

                            --------------------

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

                             Yes  [x]    No  [ ]

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      The aggregate market value of all voting shares held by non-affiliates as of March 11, 1998 was $190,005,010. As of March 11, 1998, there were 8,994,320 Common Shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The "Nominees for Election as Directors," "Other Executive Officers," "Executive Compensation," "Section 16(a) Ownership Reporting Delinquencies," and "Common Stock Ownership of Certain Beneficial Owners and Management" sections of the registrant's proxy statement for its 1998 annual meeting filed pursuant to Regulation 14A are incorporated in Part III of this Form 10-K by reference.

============================================================================


                                   PART I

Item 1. Business.

Consumers Water Company (Consumers or the Company) is a holding and management company whose principal business is the ownership and operation of water utility subsidiaries. Consumers owns directly or indirectly at least 95% of the voting stock of 8 water companies (the Consumers Water Subsidiaries) which operate 28 divisions providing water service to approximately 232,000 customers in six states. The Company also owns 100% of Consumers Applied Technologies, Inc. (CAT), which formerly provided services primarily in the areas of meter installation, corrosion engineering, contract operations and water conservation. On April 29, 1997, the Company announced its intention to dispose of Consumers Applied Technologies, Inc. CAT substantially shut down its operations during 1997. CAT continues to be responsible for certain long-term contracts, however.

Consumers was incorporated under the laws of Maine in 1926. The address of its executive offices is Three Canal Plaza, Portland, Maine 04101, and the Company's telephone number is (207) 773-6438.

The Company had at December 31, 1997, subsidiaries as noted on Exhibit 21 attached hereto, the accounts of which are included in the consolidated financial statements in this report.

Consumers Water Subsidiaries

The Consumers Water Subsidiaries operate 28 divisions in six states for the collection, treatment and distribution of water for public use to residential, commercial and industrial customers, to other water utilities for resale and for private and municipal fire protection purposes. In 1997, 65% of the revenue of the Consumers Water Subsidiaries was generated from residential accounts while sales for commercial users, industrial users, fire protection and miscellaneous uses accounted for 13%, 8%, 8%, and 6% of revenues respectively. Water utility revenues for the three years ended December 31, 1997, 1996 and 1995 were $98,337,000, $93,587,000, and
$89,143,000, respectively. At December 31, 1997, the Consumers Water Subsidiaries owned in the aggregate 3,428 miles of mainline pipe of which approximately 84% was 6-inches or larger in diameter.

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

The following table indicates, for each of the Consumers Water Subsidiaries, the number of customers, revenues and net utility plant as of December 31, 1997:


                                          Number       Number of    Utility    Net Utility
Subsidiary                             of Divisions    Customers    Revenue     Plant (1)
------------------------------------------------------------------------------------------
      (Dollars in Thousands)

Consumers Ohio Water Company                 5           75,617     $31,746      $122,731
Consumers Illinois Water Company             7           59,698      21,342        98,985
Consumers Pennsylvania Water Company-
  Shenango Valley Division (2)               1           18,655       7,689        30,963
  Roaring Creek Division                     1           17,645       8,648        37,701
  Susquehanna Division                       1            4,576       1,825         6,332
Consumers New Jersey Water Company           3           31,491      12,404        59,158
Consumers New Hampshire Water Company        1            8,229       6,543        32,318
Consumers Maine Water Company                9           15,598       8,140        31,807
  Inter-Company Eliminations                 -                -           -        (3,271)
                                            ---------------------------------------------
                                            28          231,509     $98,337      $416,724
                                            =============================================

--------------------
<F1>  Includes construction work in progress.
<F2>  Includes Masury Water Company, wholly-owned by the Shenango Valley
      Division.


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

Rate Regulation

The Consumers Water Subsidiaries are subject to regulation by their respective state regulatory bodies. The state regulatory bodies have broad administrative power and authority to regulate water and other public utilities, including the power to regulate rates and charges, service and the issuance of securities. They also establish uniform systems of accounts, develop standards with respect to groundwater withdrawal rights, surface water supply, potability and adequacy of treatment, approve the terms of contracts and relations with affiliates and customers, and approve purchases and sales of property and loans.

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

The approximate amount of annual rate increases allowed for the last three years was $2,769,000 for 1997, $4,510,000 for 1996, and $6,938,000 for 1995,
represented by four, eight, and six, rate decisions, respectively.

The Company currently has two rate filings pending totaling $4.8 million of requested annualized new revenue. Decisions on these cases are expected during 1998.

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

In the states in which the operations of the Consumers Water Subsidiaries are carried on, there exists the right of municipal acquisition by one or more of the following methods: eminent domain, the right of purchase given or reserved by a municipality or other political subdivision in granting a franchise, and the right of purchase given or reserved under the law of the state in which the subsidiary was incorporated or from which it received its permit. The price to be paid upon acquisition is usually determined in accordance with both federal law and the laws of the state governing the taking of lands or other property under eminent domain statutes; in other instances, the price may be negotiated, fixed by appraisers, selected by the parties or computed in accordance with a formula prescribed in the law of the state or in the particular franchise or special charter. The Company has sold five divisions, with customers totaling approximately 15,000 under threat of eminent domain in the last several years. The gain on those sales totaled over $7 million. In addition, the Town of Hudson has recently completed requirements for acquiring the assets of Consumers New Hampshire Water Company pursuant to the New Hampshire condemnation statute. The Company expects the Town to acquire the assets in the first quarter of 1998. The Company is working with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

Environmental Regulation

The primary federal laws affecting the provision of water and wastewater treatment services by the Consumers Water Subsidiaries are the Clean Water Act (the CWA), the Safe Drinking Water Act (the SDWA) and the regulations promulgated pursuant thereto by the United States Environmental Protection Agency (EPA), as well as federal and state regulations affecting dams. These laws and regulations establish criteria and standards, including those for drinking water and for liquid discharges into waters of the United States. The States have the right to establish criteria and standards stricter than those established by the EPA, and some of the states in which the Consumers Water Subsidiaries operate have done so. Numerous federal and state environmental laws other than the SDWA, the CWA and Dam Safety Regulations, affect the operations of the Consumers Water Subsidiaries.

Safe Drinking Water Act

The Federal SDWA established criteria and procedures for the EPA to develop minimum national quality standards for drinking water. EPA regulations promulgated pursuant to the SDWA set standards on the amount of certain inorganic and organic chemical contaminants, microbials and radionuclides in drinking water. The Federal 1996 Safe Drinking Water Act Amendments require the EPA to put more emphasis on the benefits versus costs of compliance when considering new or stricter finished water quality criteria and standards. Stricter drinking water standards currently under consideration may result in additional capital expenditures being required by the Company's Water Subsidiaries. Estimated capital costs for the projects described below are in 1998 dollars.

In order to eliminate and/or inactivate microbials in the finished water, improved disinfection and/or filtration is required under the EPA Surface Water Treatment Rule (SWTR) adopted pursuant to the SDWA. Except for one location, the necessary improvements to comply with the SWTR have been completed. The estimated cost for 1997 and beyond to comply with the SWTR, replace aged infrastructure, increase capacity and address other SDWA items at the one location, is estimated at $32 million with completion in year 2000. Costs related to dealing with future regulations for increased removal and/or inactivation of microbials such as cryptosporidium cannot be estimated at the present time.

Two of the Consumers Maine Water Company divisions have unfiltered surface supplies pursuant to exemptions granted from the filtration requirement of the SDWA. If filtration were required in the future, an additional expenditure of $6 million would be necessary. Two of the Consumers Water Subsidiaries' operations have groundwater that might be found to be under the influence of a surface supply which could require filtration at an estimated cost of $9 million.

The Disinfectants/Disinfection By-Products Rule (D/DBP) adopted under the SDWA is expected to affect four Consumers Water Subsidiaries' operations. The cost to comply with what was previously proposed as Stage I and Stage II of this rule is expected to be $3 to $9 million. However, most of the necessary improvements will be for Stage II compliance which will occur after 2002.

An enhanced Surface Water Treatment Rule (ESWTR) is anticipated to be proposed by the EPA in late 1998 or early 1999. A portion of the capital investment indicated for compliance with the D/DBP Rule is expected also to meet a portion of the ESWTR requirements. Additional capital investment for ESWTR compliance cannot be estimated until the actual rule is in place.

The EPA has not yet established the Maximum Contaminant Level (MCL) for radon in drinking water pursuant to the SDWA provisions applicable to radionuclides. The Company anticipates the EPA will set the standard between 1,000 and 2,000 pico curies/liter. The necessary capital expenditures for the lower level will be approximately $3 million and will occur after year 2000.

If elevated levels of herbicides and/or pesticides are found in the finished water, existing water treatment facilities in Midwest farming areas may have to be modified or improved. The capital cost of these modifications and improvements, if required, are estimated at $8 million.

In 1992, Consumers Illinois executed a Letter of Commitment with the Illinois Environmental Protection Agency to comply with the MCL for nitrates at its Vermilion Division by 1997 and to take additional interim steps to address the problem. The Vermilion Division will be required to add treatment facilities and/or new sources of supply to reduce the level of nitrates in its finished water at certain times of the year for an estimated total project cost of $6 to $12 million, depending on the alternative selected. Due to project delays, it is anticipated the 1997 compliance date will be extended by the IEPA to the year 2000.

Most of the Water Subsidiaries' conventional water treatment facilities recycle their filter backwash water. Future regulations may be promulgated after the year 2000 that would require additional treatment for the backwash prior to recycling. The cost relating to this issue cannot be estimated at this time.

Dam Safety

The Consumers Water Subsidiaries own 10 major dams that are subject to the requirements of the Federal and State regulations related to dam safety. Most major dams undergo a comprehensive engineering inspection annually. The Company believes nine of the dams are structurally sound and well maintained. One of the dams in Pennsylvania will require repair or breaching at a cost of less than $500,000.

Clean Water Act

The CWA regulates the discharge of liquid effluents from drinking water and wastewater treatment facilities into the lakes, rivers, streams, subsurface or sanitary sewers. Ten of the water treatment facilities owned by the Consumers Water Subsidiaries generate water treatment precipitate from operating conventional filtration facilities used for producing drinking water. The water treatment precipitate is a combination of silt and chemicals used in the treatment process and chemicals removed from the raw water. For each of the ten facilities, the water treatment precipitate generated from the treatment facilities is disposed of either in a storage facility such as a lagoon owned by the subsidiary, an off-site facility not owned by the subsidiary, a State approved landfill, municipal sewer system or it is used for agricultural land application. Wastewater precipitate generated from a small wastewater treatment facility in Illinois is used as a soil additive. Additional capital expenditures and operating costs in connection with the management and ultimate disposal of wastewater effluent from water and wastewater facilities may be required in the future, particularly if changes are made in the requirements of the CWA or other applicable federal or state laws.

At Consumers Illinois, a new wastewater plant is now serving the Candlewick area. Pursuant to a settlement agreement entered into with a Homeowners Association in the area served by the Candlewick treatment plant, Consumers Illinois has agreed to study the possible relocation of the effluent discharge from the facility. As a result, the location of the discharge may be changed at an estimated cost of up to $500,000.

The Struthers Filtration Plant, which is operated by Consumers Ohio, has been disposing of treatment residuals at an inactive strip mine. The Ohio Environmental Protection Agency has informed Consumers Ohio that it must find an alternative method of disposal for the treatment precipitate. This issue is being studied and the cost for an alternative disposal method is estimated at $500,000 to $1.0 million.

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

Water Subsidiary Information

Consumers' five largest water subsidiaries, Consumers Ohio, Consumers Illinois, Consumers New Jersey, Consumers Pennsylvania - Roaring Creek Division (Roaring Creek), and Consumers Maine accounted for approximately 84% of consolidated operating revenues of the water subsidiaries in 1997 and 84% of consolidated water utility net property, plant and equipment at December 31, 1997.

Consumers' five largest water subsidiaries are discussed separately below.

Consumers Ohio operates five divisions in Ohio which serve 75,617 customers. Four of the five systems deliver treated water and one delivers partially treated water to industrial customers. Consumers Ohio serves portions of Ashtabula, Lake, Stark, Summit, and Mahoning counties in Northern Ohio. Consumers Ohio obtains its water supply for its customers in Lake County from Lake Erie. Customers in Mahoning County obtain their water from artificial lakes. Finally, Consumers Ohio purchases water from Ashtabula County to supply its Ashtabula County customers. Consumers Ohio's net utility plant at December 31, 1997 and utility revenues for 1997 were $122,731,000 and $31,746,000 respectively.

Consumers Illinois Consumers Illinois serves 49,689 customers in the City of Kankakee, Village of Bourbonnais, Village of Tower Lakes, and a portion of the Village of Bradley, as well as unincorporated areas of Kankakee, Bourbonnais, Aroma, Limestone, and Manteno Townships, all in Kankakee County; the Cities of Danville, Tilton, Westville and Catlin as well as the communities of Lake Boulevard and Hooton, all in Vermilion County, the Village of University Park and unincorporated areas of Crete and Monee Townships in Will County, and portions of Lee, Boone and Knox Counties, all in the state of Illinois.

Consumers Illinois also serves 10,009 sewer customers in the Village of University Park, portions of Crete and Monee Townships in Will County, and portions of Lee and Boone Counties, all in the state of Illinois.

Consumers Illinois obtains its water supply for its customers in Kankakee County from the Kankakee River and satellite wells while its customers in Vermilion County are supplied from Lake Vermilion. In Will, Lee, Boone and Knox counties, its customers are supplied from deep well systems. The economy of the Company's service areas is based on agriculture and diverse light industries. Consumers Illinois' net utility plant at December 31, 1997, and utility revenues for 1997 were $98,985,000 and $21,342,000, respectively.

Consumers New Jersey Consumers New Jersey operates three divisions in New Jersey which serve 31,491 customers in territories which are not contiguous. Each district draws its water from deep high capacity wells. The Southern Division serves a growing residential area, primarily in Camden County. The Central Division serves a growing residential area that also includes a small amount of light industry and agriculture, primarily in Mercer County. The Northern Division serves an industrial and agricultural community and outlying municipalities, primarily in Warren County, that are experiencing modest growth. Consumers New Jersey's net utility plant at December 31, 1997, and utility revenues for 1997 were $59,158,000 and $12,404,000 respectively.

Roaring Creek Roaring Creek, which draws its water from artificial lakes within a 12,000 acre watershed, serves 17,645 residential, commercial, and industrial customers in the City of Shamokin and other portions of Northumberland, Columbia and Schuylkill Counties, all in Pennsylvania. The economy of the area is based on light industrial and service oriented employment. Roaring Creek's net utility plant at December 31, 1997, and utility revenue for 1997 were $37,701,000 and $8,648,000, respectively.

Consumers Maine Consumers Maine serves 15,598 customers through eleven non-contiguous water systems across the state of Maine. Towns served include Camden, Rockport, Rockland, Thomaston, Owls Head, Union, Warren, Bucksport, Skowhegan, Oakland, Hartland, Millinocket, Greenville, Freeport, Porter, Parsonsfield, and Hiram. Each system has its own distinct water supply; five systems use groundwater, five systems use surface water, and one system purchases water from a neighboring municipal district. Consumers Maine's customer base is primarily residential with light commercial and industrial use. Net utility plant at December 31, 1997 and utility revenue for 1997 were $31,807,000 and $8,140,000 respectively.

Discontinued Operations

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc. The Company has been unsuccessful in selling CAT as an on-going business and is proceeding with its liquidation. Consumers established a reserve of $1.9 million in the first quarter of 1997 that included incurred losses of approximately $390,000. The reserve was increased by $850,000 in the fourth quarter to accommodate additional expenses associated with the completion of certain contracts. CAT's operations were substantially shut down in 1997. CAT continues to be responsible for certain long-term contracts, however. See Note 12 to the consolidated Financial Statements for further detail.

Employees

Consumers Water Company and its subsidiaries employed 448 people as of December 31, 1997, of which 422 were employed by the Consumers Utility Subsidiaries. Non-supervisory personnel at the Consumers Water Subsidiaries in Ohio, Pennsylvania and Illinois are covered by collective bargaining agreements. Employee relations are considered by management to be satisfactory throughout the Company.

Foreign Operations

The Company had no foreign operations or export sales in 1997.

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

Pennsylvania

      (4) Consumers Pennsylvania Water Company-Susquehanna Division located in Sayre, Pennsylvania
      (5) Consumers Pennsylvania Water Company-Shenango Valley Division located in Sharon, Pennsylvania.
      (6) Consumers Pennsylvania Water Company-Roaring Creek Division located in Shamokin, Pennsylvania.

New Jersey

      (7) Consumers New Jersey Water Company with corporate offices in Hamilton and operating divisions in Blackwood, Hamilton Square and Phillipsburg, New Jersey.

Connecticut

      (8) Consumers Applied Technologies, Inc. located in Glastonbury, Connecticut.

New Hampshire

      (9) Consumers New Hampshire Water Company located in Londonderry, New Hampshire.

Maine

      (10) Consumers Maine Water Company with nine divisions located in Kezar Falls, Freeport, Oakland, Rockport, Skowhegan, Greenville, Hartland, Bucksport and Millinocket, Maine.
      (11)  Consumers' corporate headquarters located in Portland, Maine.

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

            On December 20, 1993, the Contractor filed a Complaint against Consumers Ohio in Lake County Court of Common Pleas seeking recovery of the retainer of approximately $400,000 that Consumers Ohio had withheld on this project. On December 30, 1993, Consumers Ohio filed a counterclaim against the Contractor seeking recovery of all past and future costs related to the spill. Consumers Ohio settled the claims brought by the Contractor regarding the retainer, while continuing to pursue recovery of the costs of the spill. On November 4, 1996, the Court granted the Contractor's motion for a directed verdict, finding that the Contractor was not liable for any of the clean-up costs. Consumers Ohio appealed this decision. As a result of this adverse judgement, Consumers Ohio increased the reserve previously taken to cover clean-up costs by $560,000, or $360,000 net of taxes. On December 26, 1997 the Court of Appeals for the Eleventh District, State of Ohio, County of Lake overturned this adverse judgement and ordered a new trial. The reserve was not adjusted, pending the outcome of the new trial. The Contractor has filed an appeal of this decision with the Ohio Supreme Court.

      (b) Schiavi Homes Litigation. In 1994, the Penobscot Indian Nation commenced litigation against the Company, a former subsidiary of the Company, a current subsidiary of the Company, and John H. Schiavi, a Director of the Company, among others, in the United States District Court for the District of Maine (the "District Court"). The Complaint filed in the District Court alleged, among other things, that one or all of the defendants defrauded the Penobscot Indian Nation by breaching their duty of good faith and fair dealing and by making misrepresentations in connection with the acquisition of the assets of SHC Corporation, then a subsidiary of the Company, by a Maine limited partnership in which the Penobscot Indian Nation held a limited partnership interest. On October 25, 1995, the District Court issued an order granting the summary judgement motions of certain defendants, including the Company, its current and former subsidiaries, and John H. Schiavi. On or about June 6, 1996, the Penobscot Indian Nation filed an appeal from the granting of summary judgement by the District Court with the United States First Circuit Court of Appeals (the First Circuit) alleging that the District Court erred in granting summary judgement to the Company and the other defendants. On May 5, 1997 the First Circuit affirmed the granting of Summary Judgement to the Company, its current and former subsidiaries, and its Director, John H. Schiavi, by the United States District Court for the District of Maine. On or about August 1, 1997, the Penobscot Indian Nation filed a petition for certiorari with the United States Supreme Court seeking a review of the First Circuit's affirmation of the granting of summary judgement to the Company and the other defendants. On October 14, 1997, the Supreme Court denied the Penobscot Indian Nation's petition.

            In connection with this litigation, John L. Palmer (no relation to Director, John E. Palmer, Jr.), who was a co-defendant in the suit brought by the Penobscot Indian Nation and was formerly a director and officer of SHC Corporation, brought suit against the Company and its former subsidiary, SHC Corporation, in Cumberland County Superior Court in the State of Maine on May 29, 1996, seeking reimbursement of all of his legal fees incurred in connection with his defense of the claims raised by the Penobscot Indian Nation. This case was not affected by the First Circuit's decision. In this litigation, the parties have completed discovery and are awaiting trial.

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

      (d) Illinois Regulatory Appeal. Consumers Illinois had previously filed in the Appellate Court for the Third District of Illinois a Notice of Appeal and Petition for Review of an Order of the Illinois Commerce Commission entered on May 8, 1996 (the "Order"). The Order required the transfer of the net gain of approximately $394,000 resulting from the sale of land by Consumers Illinois from the shareholders of Consumers Illinois to ratepayers in Consumers Illinois' Kankakee district in the form of reduced rates over a 7-year period. The Notice of Appeal, dated July 17, 1996, was also directed to the City of Kankakee, the NutraSweet Group, Governor's State University and the Village of University Park, who had intervened in the underlying rate case giving rise to the Order.

            On July 8, 1997, the Court reversed the Illinois Commerce Commission's decision to treat the gain from the sale of land as an adjustment to water operating revenue. The Court remanded the case to the Illinois Commerce Commission for purposes of modifying water rates to reflect elimination of the adjustment and to allow Consumers Illinois to file for new rates consistent with the Court's decision. The Illinois Commerce Commission decided not to appeal the Court's decision and held a hearing on October 23, 1997 to review tariff changes that will increase annual revenues by about $92,000. Such changes were approved on November 19, 1997.

Management believes that the various matters under litigation will not have a significant adverse effect on either the Company's future results of operations, financial position or cash flows.

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


                                            DIVIDENDS
      Calendar Year      HIGH      LOW      DECLARED
      -----------------------------------------------

      1997
      First Quarter     18 3/4    16 3/4     $0.30
      Second Quarter    17 3/4    15 1/8      0.30
      Third Quarter     18 1/4    16 3/8      0.305
      Fourth Quarter    20 3/4    17          0.305
                                             ------
                                             $1.21
                                             ======

      1996
      First Quarter     19        16 1/2     $0.30
      Second Quarter    18 1/4    14 1/2      0.30
      Third Quarter     18 3/4    15 1/2      0.30
      Fourth Quarter    19 1/4    16 3/4      0.30
                                             -----
                                             $1.20
                                             =====

      (b)   Holders

As of December 31, 1997, there were approximately 6,000 shareholders of record of the Registrant's common shares.

Item 6. Selected Financial Data.

(Dollars in Thousands Except Per Share Amounts)


                                                 1997        1996        1995        1994        1993
                                               --------------------------------------------------------

Operating Revenue-Continuing Operations        $ 98,339    $ 93,589    $ 89,146    $ 80,397    $ 78,057
Net Income from Continuing Operations          $ 12,076    $  9,481    $ 11,913    $  9,757    $ 11,660
Earnings Per Common Share:
  Continuing Operations                        $   1.36    $   1.09    $   1.41    $    1.19   $   1.59
  Total                                        $   1.05    $    .72    $   1.34    $    1.22   $    .80
Dividends Declared Per Common Share            $   1.21    $   1.20    $   1.19    $    1.17   $   1.15
Total Assets                                   $465,699    $455,982    $429,988    $397,535    $368,886
Long-Term Debt of Continuing
  Operations (including current maturities,
   sinking fund requirements and
   redeemable preferred stock)                 $172,607    $173,562    $162,868    $132,648    $125,080


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at December 31, 1997 and the results of its operations for the three years ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures totaled $21.8 million, net of contributions and advances in 1997, substantially all of which relates to the Company's utility subsidiaries. Projects included $1.5 million spent on the major plant replacement described below, $1.3 million spent on system improvements to a newly acquired system in Maine, which cost $3.0 million in total; and many smaller projects around the Company.

The Company expects capital expenditures for 1998 through 2000 to be $72 million, net of contributions and advances. The capital construction budget is down from its peak of $103 million for the 1995-1997 planning period as a result of the completion of many of the improvements required by the Safe Drinking Water Act (SDWA), the Clean Water Act (CWA), and other regulations. With the reduced capital spending due to regulatory requirements, the Company has increased its focus on replacing aging infrastructure.

The Company is engaged in a project that will replace a major plant at Consumers Pennsylvania Water Company - Shenango Valley Division. The cost of this project is estimated at $32 million when it is completed in 2000. This will replace one of the Company's oldest water treatment plants. Current and future water quality regulations along with future demand projections require that the existing plant be retired and replaced with a new facility. The design is complete and construction has commenced. The Company expects to finance this project with tax exempt debt and equity.

Several of the Company's water utility subsidiaries have filed or plan to file rate cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs. Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. Given the large rate increases in recent years, Management expects the current increased scrutiny of rate requests by state public utility commissions and delays in obtaining rate relief to continue, even with decreasing capital construction budgets.

FINANCING AND CAPITALIZATION

Water utilities now require higher equity ratios than in the past to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of the additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. Due to this need for higher equity ratios and the size of the Company's capital spending program the Company had expected to return to the equity market. However, the sale of Consumers New Hampshire is expected to generate over $17 million in cash. This will delay the Company's need to return to the equity market for a few years. The Company will use the cash from the New Hampshire sale to pay down the revolving lines of credit described below. The Company anticipates continuing to fund its immediate cash flow needs with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-6 million range. The Company's subsidiaries had unused lines of credit available at December 31, 1997 of $70.0 million. In addition, the Company has three revolving credit agreements totaling $35 million. These agreements are committed until mid-1999. At December 31, 1997, $17.0 million was outstanding on these agreements, which is recorded as long-term debt on the balance sheet. These borrowings were used primarily to provide equity infusions to the subsidiaries. In addition, the Company is using funds generated through its Dividend Reinvestment Plan. The Dividend Reinvestment Plan generated $3.7 million in new equity in 1997. The Company does not anticipate the need for cash from the Dividend Reinvestment Program and has instructed the Plan's independent agent to acquire shares on the market with dividends reinvested under the Plan. In addition to the short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt, long-term debt financing in appropriate situations. Retained earnings declined by $1,463,000 in 1997 as a result of dividends in excess of earnings.

DISCONTINUED OPERATIONS

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc. (CAT). The Company has been unsuccessful in selling CAT as an on-going business and is proceeding with its liquidation. Estimated losses on the disposal equal $2,350,000, net of tax benefits of $1,200,000. This estimated loss includes an additional $850,000 net of tax loss recorded in the fourth quarter due to anticipated cost overruns on CAT's last two remaining contracts. The operating results of CAT prior to the date of discontinuance are shown under Discontinued Operations on the accompanying consolidated statements of income and all financial statements of prior periods have been restated.

ACQUISITIONS AND DISPOSITIONS

Over the past five years, the Company has acquired five water systems. Management anticipates continuing the acquisition policy of recent years.

The Company has sold five divisions with customers totaling approximately 15,000 under the threat of eminent domain since 1991. The gain on these sales totaled over $7 million. The Town of Hudson, New Hampshire, initiated eminent domain proceedings to acquire the distribution system assets of Consumers New Hampshire Water Company (Consumers New Hampshire), located in Hudson. In order to settle the condemnation proceeding, the Company has agreed to a $34.5 million sales price for all the assets of Consumers New Hampshire. This represents about 8% of the Company's total assets. A purchase and sale agreement was signed by the Town and Consumers New Hampshire on October 24, 1997. The sale was approved by the New Hampshire Public Utilities Commission on October 24, 1997. The voters of the Town of Hudson approved the acquisition on January 13, 1998. The Town has completed the steps required under New Hampshire's condemnation statute, and the sale is expected to close during the first quarter of 1998 with a gain of approximately $3.5 million or $0.40 per share. The Company continues to work with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

OTHER

Gains (losses) net of taxes equaled $425,000 or $0.05 per share, ($240,000) or ($0.03) per share and $1,108,000 or $0.13 per share in 1997, 1996, and
1995, respectively. These gains (losses) were due to several small land sales in Ohio, Illinois, Pennsylvania, New Hampshire and Maine plus the more significant sales described below.

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

On October 20, 1994, the Damariscotta division of Consumers Maine Water Company (Consumers Maine) was taken by the local communities by eminent domain for $600,000 or approximately 75% of rate base. Consumers Maine prepared to challenge the purchase price in court, but, instead, on February 21, 1995, reached an out of court settlement for $1,552,000. This sale generated a gain which was recorded in 1995 of approximately $363,000, net of taxes.

In 1985, the Company's subsidiary, Consumers Maine Water Company, started construction of a transmission main to Fish and Hobbs ponds, which are located in Hope, Maine, to increase the available water supply of its Camden and Rockland Division. Due to local opposition related to the uncertainty about the environmental impact of withdrawing water from these ponds, the project was delayed. In 1989, final legislation was passed that imposed a moratorium on the withdrawal of water from these ponds. The Maine Public Utilities Commission (MPUC) ordered Consumers Maine to defer the costs of the project, the legal costs of defending its water rights and carrying costs until its first rate case after June 1, 1997. Consumers Maine currently has approximately $600,000 on its balance sheet related to this project and expects to file a rate case with the MPUC in 1998 seeking recovery of these costs.

The State of Maine has assessed the Company for additional taxes based on a unitary method. The Company has appealed this assessment and does not expect that it will have a material impact on the financial position or results of operations of the Company.

The Company has completed a review of the computer programs used in its business to determine the risk that those systems might fail due to the so-called "millennium bug" which causes computer systems to fail or malfunction as a result of their inability to distinguish dates after December 31, 1999 using a two digit entry field. The Company's computer systems can be divided into three categories: the Financial Information System, the Customer Information System, and other systems. The Company plans on replacing the Financial Information System during 1998 due primarily to the age of the system. The new system is expected to cost approximately $2.5 million in total. Most of the costs of the new system pertain to hardware or software and therefore will be capitalized. Training, data conversion, and other costs will be expensed. It is expected that efficiency gains from the new system will offset many of these costs. The Company has completed updates to the Customer Information System and has begun testing. This work was completed with in-house resources and therefore added no significant incremental costs. The Company is continuing to evaluate its other systems but does not expect the cost of updating these systems to be material. The Company believes that its plan minimizes the risk of failure in its computer systems due to the millennium bug.

The Company recently announced that it intended to form Consumers Services Company to provide financial support services to the Company's water utilities beginning in 1998. These services are now provided by the Company in part and by each water utility subsidiary in part. Other support services such as engineering and human resources may be added in the future.

RESULTS OF OPERATIONS
1997 Compared to 1996

UTILITY REVENUE

Utilities revenues were $4,750,000 or 5.0% greater in 1997 compared to 1996, due primarily to $2,916,000 in rate increases, and increased consumption due to drier weather throughout the areas served by Consumers Water Subsidiaries. During 1997, the Company settled four rate cases providing additional annual revenues of $2.8 million. Currently, the Company has two rate cases pending which request additional annual revenues of $4.8 million.

OPERATING EXPENSES

Operating expenses were approximately $1,696,000 or 2.6% greater in 1997 than in 1996. Depreciation increased $1,142,000 due to higher plant balances and depreciation rates. Taxes other than income increased $629,000 predominantly due to increases in property taxes due to higher plant balances. Operations and maintenance expense decreased by $75,000 due to the Company's cost control efforts.

OTHER

Interest expense increased $1,024,000 or 7.4% in 1997 compared to 1996, due primarily to higher debt balances.

RESULTS OF OPERATIONS
1996 Compared to 1995

UTILITY REVENUE

Revenues increased $4,443,000 or 5.0% in 1996 compared to 1995, primarily due to $5,256,000 in rate increases offset by reduced consumption. The reduced consumption was due to a wet 1996 compared to a dry 1995 and reduced industrial usage. The causes for the remainder of the reduced consumption are difficult to determine, but Management believes that some decreased usage may have been attributable to increased conservation due to the large percentage rate increases.

OPERATING EXPENSES

Operating expenses increased approximately $4,500,000 or 7.5%. Expenses increased due to increased depreciation of $1,293,000 and increased taxes other than income of $1,009,000 predominately due to increased property taxes due to higher plant balances. The remainder of the increase was due to increased operating expense of $400,000 at the new treatment plant at the Consumers Pennsylvania Water Company - Roaring Creek Division, which went on line in May, 1995, and normal expense increases.

OTHER

Interest expense increased $1,116,000 or 8.8%, due primarily to increased debt balances.

Item 8. Financial Statements and Supplementary Data.

Report of Management

Report of Independent Public Accountants

Consolidated Statements of Income for Years Ended
 December 31, 1997, 1996 and 1995

Consolidated Balance Sheets at
 December 31, 1997 and 1996

Consolidated Statements of Capitalization and Interim Financing at December 31, 1997 and 1996

Consolidated Statements of Cash Flow
 for Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Change in
 Common Shareholders' Investment for
 Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Quarterly Information Pertaining to the
 Results of Operations for the Years
 Ended December 31, 1997 and 1996

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

/s/ John F. Isacke
John F. Isacke
Senior Vice President
Chief Financial Officer
Treasurer


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Consumers Water Company:

We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization and interim financing of CONSUMERS WATER COMPANY (a Maine corporation) and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, change in common shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Water Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996, and 1995 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 5, 1998


                  Consumers Water Company and Subsidiaries
                      Consolidated Statements of Income


For the Years Ended December 31,                                 1997         1996         1995
-------------------------------------------------------------------------------------------------
(Dollars in Thousands Except per Share Amounts)

Operating Revenue                                              $ 98,339     $ 93,589     $ 89,146
Costs and Expenses:
  Operations and maintenance                                     42,659       42,734       40,536
  Depreciation                                                   11,270       10,128        8,835
  Taxes other than income                                        12,452       11,823       10,814
                                                               ----------------------------------
Operating Expenses                                               66,381       64,685       60,185
                                                               ----------------------------------
Operating Income                                                 31,958       28,904       28,961
                                                               ----------------------------------
Other Income and (Expense):
  Interest expense                                              (15,277)     (14,635)     (13,725)
  Construction interest capitalized                                 398          780          986
  Preferred dividends and minority interest of subsidiaries        (166)        (143)        (156)
  Gains (losses) on sales of properties                             690         (342)       2,042
  Other                                                           1,032          296          690
                                                               ----------------------------------
                                                                (13,323)     (14,044)     (10,163)
                                                               ----------------------------------
Earnings from Continuing Operations Before Income Taxes          18,635       14,860       18,798
Income Taxes (Note 2)                                             6,559        5,379        6,885
                                                               ----------------------------------
Earnings from Continuing Operations:
  Income from continuing operations                              12,076        9,481       11,913
                                                               ----------------------------------
Loss From Discontinued Operations:
  Before discontinuance                                            (387)      (3,230)        (610)
  Provision for loss on disposal of discontinued operations      (2,350)           -            -
                                                               ----------------------------------
  Total from discontinued operations                             (2,737)      (3,230)        (610)
                                                               ----------------------------------
Net Income                                                     $  9,339     $  6,251     $ 11,303
                                                               ==================================
Weighted Average Shares Outstanding                               8,857        8,625        8,385

Basic Earnings (Loss) per Common Share:
  Continuing Operations                                        $   1.36     $   1.09     $   1.41
                                                               ----------------------------------
  Discontinued Operations-
    Before discontinuance                                      $  (0.04)    $  (0.37)    $  (0.07)
    Loss from disposal of discontinued operations              $  (0.27)    $   0.00     $   0.00
                                                               ----------------------------------
    Total Discontinued Operations                              $  (0.31)    $  (0.37)    $  (0.07)
                                                               ----------------------------------
Total Basic Earnings per Common Share                          $   1.05     $   0.72     $   1.34
                                                               ==================================
Diluted Earnings (Loss) per Common Share:
  Continuing Operations                                        $   1.36     $   1.09     $   1.41
                                                               ----------------------------------
  Discontinued Operations-
    Before discontinuance                                      $  (0.04)    $  (0.37)    $  (0.07)
    Loss from disposal of discontinued operations              $  (0.27)    $   0.00     $   0.00
                                                               ----------------------------------
    Total Discontinued Operations                              $  (0.31)    $  (0.37)    $  (0.07)
                                                               ----------------------------------
Total Diluted Earnings per Common Share                        $   1.05     $   0.72     $   1.34
                                                               ==================================
Dividends declared per common share                            $   1.21     $   1.20     $   1.19
                                                               ==================================


The accompanying notes are an integral part of these consolidated financial statements.


                  Consumers Water Company and Subsidiaries
                         Consolidated Balance Sheets


December 31,                                                                 1997        1996
-----------------------------------------------------------------------------------------------
(Dollars in Thousands)

Assets
Property, Plant and Equipment, at cost (Note 1):
  Plant in service                                                         $499,087    $476,067
  Less-Accumulated depreciation                                              92,787      83,833
                                                                           --------------------
                                                                            406,300     392,234
  Construction work in progress                                              11,843      12,567
                                                                           --------------------
      Net property, plant and equipment                                     418,143     404,801
                                                                           --------------------
Assets of Discontinued Operations, Net                                        2,679       5,213
                                                                           --------------------
Investments, at cost                                                          1,520       1,706
                                                                           --------------------
Current Assets:
  Cash and cash equivalents (Note 1)                                          2,694       1,775
  Accounts receivable, net of reserves of $924 in 1997 and $982 in 1996       8,695       8,971
  Unbilled revenue                                                            5,077       5,015
  Inventories (Note 1)                                                        2,068       2,054
  Prepayments and other                                                       6,585       6,848
                                                                           --------------------
      Total current assets                                                   25,119      24,663
                                                                           --------------------
Other Assets:
  Funds restricted for construction activity (Note 3)                         1,079       2,380
  Deferred charges and other assets                                          17,159      17,219
                                                                           --------------------
                                                                             18,238      19,599
                                                                           --------------------
                                                                           $465,699    $455,982
                                                                           ====================

Shareholders' Investment and Liabilities
Capitalization (See Separate Statement):
  Common shareholders' investment                                          $108,657    $106,015
  Preferred shareholders' investment                                          1,044       1,054
  Minority interest                                                           2,370       2,352
  Long-term debt                                                            171,771     172,917
                                                                           --------------------
      Total capitalization                                                  283,842     282,338
                                                                           --------------------
Contributions in Aid of Construction                                         77,297      73,208
                                                                           --------------------
Current Liabilities:
  Interim financing (See Separate Statement)                                 19,666      17,999
  Accounts payable                                                            5,177       5,871
  Accrued taxes (Note 2)                                                      9,945       8,103
  Accrued interest                                                            3,919       3,873
  Dividends payable                                                           2,754       2,629
  Accrued expenses and other                                                 10,310      10,395
                                                                           --------------------
      Total current liabilities                                              51,771      48,870
                                                                           --------------------
Commitments and Contingencies (Note 10)
Deferred Credits:
  Customers' advances for construction                                       22,049      22,378
  Deferred income taxes (Note 2)                                             26,246      24,506
  Unamortized investment tax credits                                          4,494       4,682
                                                                           --------------------
                                                                             52,789      51,566
                                                                           --------------------
                                                                           $465,699    $455,982
                                                                           ====================


The accompanying notes are an integral part of these consolidated financial statements.


                  Consumers Water Company and Subsidiaries
       Consolidated Statements of Capitalization and Interim Financing


December 31,                                                          1997        1996
----------------------------------------------------------------------------------------
(Dollars in Thousands)

Capitalization (Notes 3 and 5)
Common Shareholders' Investment:
  Common stock, $1 par value
  Authorized: 15,000,000 shares
   Issued: 8,967,894 shares in 1997 and 8,732,202 shares in 1996    $  8,968    $  8,732
  Amounts in excess of par value                                      79,555      75,686
  Reinvested earnings                                                 20,134      21,597
                                                                    --------------------
                                                                     108,657     106,015
                                                                    --------------------

Preferred Shareholders' Investment:
  Preferred stock, $100 par value                                      1,044       1,054
                                                                    --------------------
Minority Interest:
  Common stock, at equity                                                692         674
  Preferred stock                                                      1,678       1,678
                                                                    --------------------
                                                                       2,370       2,352
                                                                    --------------------

Long-term Debt:
  First mortgage bonds, debentures and promissory notes-
    Maturities    Interest Rate Range
      1997          5.94% to 6.10%                                         -           7
      1998          5.94%                                                  1      17,069
      1999          5.99% to 8.50%                                    17,027          45
      2000          8.59%                                                  8          11
      2001          -                                                      -           -
      2002          -                                                      -           -
      2003-2007     8.00% to 10.55%                                   14,735      15,440
      2008-2012     1.00% to 10.54%                                    4,899       4,959
      2013-2017     0.00% to 9.50%                                     9,126       9,139
      Thereafter    5.60% to 10.40%                                  126,811     126,892
                                                                    --------------------
  Total first mortgage bonds, debentures and notes                   172,607     173,562
  Less-Sinking fund requirements and current maturities                  836         645
                                                                    --------------------
                                                                     171,771     172,917
                                                                    --------------------
      Total capitalization                                           283,842     282,338
                                                                    --------------------
Interim Financing (Note 4):
  Notes payable                                                       18,830      17,354
  Sinking fund requirements and current maturities                       836         645
                                                                    --------------------
      Total interim financing                                         19,666      17,999
                                                                    --------------------
Total capitalization and interim financing                          $303,508    $300,337
                                                                    ====================


The accompanying notes are an integral part of these consolidated financial statements.


                  Consumers Water Company and Subsidiaries
                    Consolidated Statements of Change in
                       Common Shareholders' Investment


                                                        Number of Shares,    (Dollars in Thousands)
                                                          $1 par value,      ----------------------
                                                           Issued and        Excess of   Reinvested
For the years ended December 31, 1997, 1996 and 1995       Outstanding       Par Value    Earnings
---------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                  8,259,685          $68,084    $ 24,584
  Net income                                                                                11,303
  Cash dividends:
    Common shares                                                                          (10,044)
    Preferred shares                                                                           (56)
  Dividend Reinvestment Plan                                  212,149            3,280
  Employee benefit plans                                       22,852              371
  Other                                                             -              (17)         (1)
Balance, December 31, 1995                                  8,494,686           71,718      25,786
  Net income                                                                                 6,251
  Cash dividends:
    Common shares                                                                          (10,386)
    Preferred shares                                                                           (55)
  Dividend Reinvestment Plan                                  215,128            3,571
  Employee benefit plans                                       22,388              384
  Other                                                             -               13           1
                                                            --------------------------------------
Balance, December 31, 1996                                  8,732,202           75,686      21,597
  Net income                                                                                 9,339
  Cash dividends:
    Common shares                                                                          (10,748)
    Preferred shares                                                                           (54)
  Dividend Reinvestment Plan                                  211,886            3,463
  Employee benefit plans                                       23,806              404
  Other                                                             -                2           -
                                                            --------------------------------------
Balance, December 31, 1997                                  8,967,894          $79,555    $ 20,134
                                                            ======================================


The accompanying notes are an integral part of these consolidated financial statements.


                  Consumers Water Company and Subsidiaries
                    Consolidated Statements of Cash Flows


For the years ended December 31,                                               1997        1996        1995
-------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Operating activities:
  Net income                                                                 $  9,339    $  6,251    $ 11,303
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                              13,397      11,944      10,268
    Deferred income taxes and investment tax credits                            1,556       2,466       1,967
    (Gains) losses on sales of properties                                        (689)        342      (2,028)
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable and unbilled revenue             214        (544)     (1,112)
      (Increase) decrease in inventories                                          (14)        (19)        232
      Decrease (increase) in prepaid expenses                                     263      (1,015)          8
      Increase in accounts payable and accrued expenses                         2,447         578       2,919
    Change in other assets, net of change in other liabilities of
     continuing operations                                                     (1,226)     (3,188)     (2,437)
    Change in assets, net of change in liabilities of
     discontinued operations                                                      184       1,082      (1,867)
    Loss on disposal of discontinued operations                                 2,350           -           -
                                                                             --------------------------------
      Total adjustments                                                        18,482      11,646       7,950
                                                                             --------------------------------
      Net cash provided by operating activities                                27,821      17,897      19,253
                                                                             --------------------------------
Investing activities:
  Capital expenditures                                                        (27,605)    (34,946)    (40,313)
  Payment received on a note receivable                                             -       1,330           -
  Decrease (increase) in funds restricted for construction activity             1,301      (2,093)      2,216
  (Decrease) increase in construction accounts payable                           (813)        205         126
  Net cash cost of acquisitions (Note 6)                                            -      (1,988)     (1,300)
  Net proceeds from sales of properties (Note 7)                                  437         990       4,861
                                                                             --------------------------------
      Net cash used in investing activities                                   (26,680)    (36,502)    (34,410)
                                                                             --------------------------------
Financing activities:
  Net borrowing (repayment) of short-term debt                                  1,476       6,724     (14,176)
  Proceeds from issuance of long-term debt                                          -      11,410      48,349
  Repayment of long-term debt                                                    (955)       (716)    (18,029)
  Proceeds from issuance of stock                                               4,095       4,182       3,876
  Advances and contributions in aid of construction                             7,010       8,437       6,189
  Repayments of advances                                                       (1,167)     (1,294)       (966)
  Taxes paid by developers on advances and contributions in
   aid of  construction                                                            (4)       (383)       (513)
  Cash dividends paid                                                         (10,677)    (10,397)     (9,962)
                                                                             --------------------------------
      Net cash (used in) provided by financing activities                        (222)     17,963      14,768
                                                                             --------------------------------
  Net increase (decrease) in cash and cash equivalents                            919        (642)       (389)
  Cash and cash equivalents at beginning of year                                1,775       2,417       2,806
                                                                             --------------------------------
  Cash and cash equivalents at end of year                                   $  2,694    $  1,775    $  2,417
                                                                             ================================
Supplemental disclosures of cash flow information from continuing operations
  Cash paid during the year for:
    Interest (net of amounts capitalized)                                    $ 14,525    $ 13,306    $ 12,319
    Income taxes                                                             $  2,782    $  4,538    $  2,868
Noncash investing and financing activities for the year:
  Assets acquired by stock issuance and/or assumption of debt of acquired
   company                                                                   $      -    $      -    $    150
  Property advanced or contributed                                           $  2,083    $  1,543    $  1,230


The accompanying notes are an integral part of these consolidated financial statements.


                  Consumers Water Company and Subsidiaries
                 Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Business

Consumers Water Company (Consumers or the Company) is a holding and management company whose principal business is the ownership and operation of water utility subsidiaries. Consumers owns directly or indirectly at least 95% of the voting stock of 8 water companies (the Consumers Water Subsidiaries) which operate 28 divisions providing water service to approximately 232,000 customers in six states. The Company also owns 100% of Consumers Applied Technologies, Inc. (CAT), which formerly provided services primarily in the areas of meter installation, corrosion engineering, contract operations and water conservation. On April 29, 1997, the Company announced its intention to dispose of CAT.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Consumers and its water utility and utility services subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and related footnotes have been restated to reflect the Company's utility services subsidiary, Consumers Applied Technologies, Inc., as a discontinued operation. See Note 12.

Regulation

The rates, operations, accounting and certain other practices of the Company's utility subsidiaries are subject to the regulatory authority of State Public Utility Commissions.

Property, Plant and Equipment

The utility subsidiaries generally capitalize interest at current rates on short-term notes payable used to finance major construction projects. Utility plant construction costs also include payroll, related fringe benefits and other overhead costs associated with construction activity. Depreciation is provided principally at straight-line composite rates. Depreciation rates are based on the estimated useful lives of the assets which range from 2 to 100 years. The consolidated provision, based on average amounts of depreciable utility plant (which excludes contributions in aid of construction and customers' advances for construction for most subsidiaries), approximated 2.9% in 1997, 2.8% in 1996, and 2.7% in 1995. Under composite depreciation, when property is retired or sold in the normal course of business, the entire cost, including net cost of removal, is charged to accumulated depreciation, and no gain or loss is recognized.

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

Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less, which are not restricted for construction activity, to be cash equivalents.

Disclosures about Fair Value of Financial Instruments

The carrying amount of cash, temporary investments, notes receivable and preferred stock approximate their fair value. The fair value of long-term debt based on borrowing rates currently available for loans with similar terms and maturities is approximately $188 million.

Inventories

Inventories generally consist of materials and supplies. They are stated at the lower of cost (average cost method) or market.

Other Assets

Deferred charges consist primarily of financing charges, rate case, other expenses, and notes receivable totaling $158,890.

The expenses related to rate proceedings are deferred and amortized over periods that generally range from one to three years, as permitted by the governing regulatory authority. Other assets also include preliminary survey and investigation costs and certain items amortized, subject to regulatory approval, over their anticipated period of recovery. Deferred financing charges are amortized over the lives of the related debt issues.

Customers' Advances/Contributions in Aid of Construction

The water subsidiaries periodically receive property or cash to reimburse the subsidiary for installing property for or on behalf of the customers subject to written agreements. The terms of these agreements indicate whether and under what circumstances these amounts are refundable. Amounts that are not refundable are recorded as contributions in aid of construction. For most of the subsidiaries, contributions in aid of construction remains on the balance sheet until the property is retired. Contributed property generally is not depreciated. Certain of the subsidiaries do depreciate contributed property and amortize contributions in aid of construction at the composite rate of the related property based on specific orders of their governing regulatory authorities.

In accordance with Internal Revenue Code Section 118(b), the Company's water subsidiaries have been required to report as taxable income all contributions in aid of construction and customer advances received after 1986, and to make corresponding additions to the tax basis of its depreciable property for such amounts. However, pursuant to the Small Business Job Protections Act of 1996, which added IRC Section 118(c), water utilities are not required to recognize contributions in aid of construction or customer advances in taxable income after June 12, 1996.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The rate-making practices followed by most regulatory agencies allow the utility subsidiaries to recover, through customer rates, federal and state income taxes payable currently and deferred taxes related to certain temporary differences between pretax accounting income and taxable income. The income tax effect of temporary differences not allowed currently in rates is recorded as deferred taxes with an offsetting regulatory asset or liability. The Company expects that these regulatory assets will be recovered through customer rates in the future when such taxes become payable.

Investment Tax Credits

Investment tax credits of utility subsidiaries are deferred and amortized over the estimated useful lives of the related properties. Effective January 1, 1986, investment tax credits were eliminated by the Tax Reform Act of 1986 except for property meeting specific transitional rules.

Earnings (Loss) Per Common Share

Earnings (loss) per common share are based on the annual weighted average number of shares outstanding and common share equivalents. The effect of employee stock options, which are included as common share equivalents in the diluted earnings per share calculation, is not significant.

Inpairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard in 1996. The adoption of SFAS No. 121 did not have a material impact on the financial position or results of operations of the Company.

New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131,
"Disclosures About Segments of an Enterprise and Other Related Information," require certain disclosures and presentations in the financial statements. While these standards apply to other utilities, management has determined they do not apply to the Company.

(2) Income Tax Expense

The Company uses the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the accompanying Consolidated Balance Sheets. Net regulatory assets of approximately $4.2 million and $3.9 million at December 31, 1997 and 1996 respectively are reflected in the balance sheet.

Accumulated deferred taxes consisted of tax assets of $1,972,000, $565,000, and $599,000 related to alternative minimum tax and are offset by liabilities of $27,836,000, $23,655,000, and $22,347,000, which are predominantly related to depreciation and other plant related differences in 1997, 1996 and 1995, respectively. Deferred tax assets are expected to be realized in the future; therefore, no valuation allowance has been recorded.

The components of income tax expense from continuing operations reflected in the Consolidated Statements of Income are as follows:


                                                      For the Years Ended December 31,
                                                      --------------------------------
(Dollars in Thousands)                                  1997        1996        1995
--------------------------------------------------------------------------------------

Federal:
  Currently payable                                    $4,738      $3,072      $4,960
  Deferred                                              1,269       1,994       1,459
  Investment tax credit amortization                     (187)       (185)       (190)
                                                       ------------------------------
                                                        5,820       4,881       6,229
                                                       ------------------------------
State:
  Currently payable                                       287         202         356
  Deferred                                                450         292         271
  State investment tax credit, net of amortization          2           4          29
                                                       ------------------------------
                                                          739         498         656
                                                       ------------------------------
      Total provision                                  $6,559      $5,379      $6,885
                                                       ==============================

The table below reconciles the federal statutory rate to a rate computed by dividing income tax expense, as shown in the previous table, by income from continuing operations before income tax expense.


                                                                  1997     1996     1995
-----------------------------------------------------------------------------------------

Statutory rate                                                    34.0%    34.0%    34.0%
State taxes, net of federal benefit                                2.6      2.2      2.3
Effect of decrease in statutory rate on reversing timing items    ( .5)    ( .4)    ( .2)
Investment tax credit amortization                                (1.0)    (1.3)    ( .9)
Other                                                               .2      1.4      1.3
                                                                  ----------------------
                                                                  35.3%    35.9%    36.5%
                                                                  ======================

(3) Long-Term Debt

Maturities and sinking fund requirements of the first mortgage bonds, debentures and notes, including capitalized leases, are $836,000 in 1998, $17,826,000 in 1999, $2,010,000 in 2000, $2,010,000 in 2001, $2,010,000 in
2002 and $147,915,000 thereafter.

Substantially all of the Company's water utility plant is pledged as security under various indentures or mortgages. The indentures restrict cash dividends and repurchases of the Company's subsidiary's common stocks. The various water utility subsidiaries' indentures generally prohibit the payment of dividends on common shares in excess of retained earnings plus a stated dollar amount. Approximately $37.7 million of reinvested earnings were not so restricted at December 31, 1997. The parent Company has no cash dividend restrictions on its retained earnings of $20.1 million.

Funds restricted for construction activity were obtained through the issuance of tax exempt bonds, the use of which is restricted for utility plant construction. At December 31, 1997, there was $1.1 million of restricted funds remaining. Interest income earned is included in Other in the accompanying Consolidated Statements of Income.

(4) Notes Payable

Notes payable are incurred primarily for temporary financing of plant expansion. It is the subsidiaries' intent to repay these borrowings with the proceeds from the issuance of long-term debt or equity securities. Certain information related to the borrowings of the continuing operations is as follows:


(Dollars in Thousands)                                                    1997       1996       1995
-----------------------------------------------------------------------------------------------------

Unused lines of bank credit                                             $69,970    $72,646    $43,670
Borrowings outstanding at year-end                                       18,830     17,354     10,630
                                                                        -----------------------------
Total lines of bank credit                                              $88,800    $90,000    $54,300
                                                                        =============================
Monthly average borrowings during the year                              $18,914    $17,071    $22,272
                                                                        =============================
Maximum borrowings at any month-end during the year                     $20,430    $20,615    $31,815
                                                                        =============================
Weighted average annual interest rate during the year                       6.9%       7.0%       7.7%
                                                                        =============================
Weighted average interest rate on borrowings outstanding at year-end        6.9%       6.7%       7.3%
                                                                        =============================

(5) Shareholders' Investment

As of December 31, 1997, the Company reserved issuable common shares for the following purposes:


      401(k) Savings Plan             405,511
      Stock Option Plans              120,000
      Long-term Incentive Plan        400,000
                                      -------
                                      925,511
                                      =======

The stock option plans approved by stockholders in 1988 and 1993 provide for the sale of shares to eligible key employees of the Company and its subsidiaries. The plans provide that option prices shall not be less than 100% of the fair market value on the date of the grant. The options expire after five years. During 1997, 0 options were granted, 2,000 options were exercised, and 20,600 options lapsed and were canceled. During 1996, 30,000 options were granted, 1,300 options were exercised, and 19,654 options lapsed and were canceled. During 1995, 27,000 options were granted, no options were exercised and 38,493 options lapsed and were canceled. At December 31, 1997, options for 97,400 shares were exercisable at prices of $18.25, $17.25, $16.75, and $17.50 per share. Stock options were exercised in 1997 at $16.75. Stock options were exercised in 1996 at $16.50. No options were exercised in 1995.

Information regarding outstanding preferred stock $(100 par value) of the Company and its subsidiaries is as follows:


                                                                                              Par Value
                                                                                              of Shares
                                    Cumulative      Current                      Shares      Outstanding
                                     Dividend     Call Price      Shares       Issued and    (Dollars in
                                       Rate%       Per Share    Authorized    Outstanding     Thousands)
--------------------------------------------------------------------------------------------------------

Consumers Pennsylvania-
 Shenango Valley Division              5             $110          10,000         9,964         $  996
Consumers Illinois Water Company       5 1/2          107           5,000         3,577            358
Consumers Maine Water Company          5              105           4,000         2,739            274
Consumers Water Company                5 1/4          105          30,000        10,438          1,044
Consumers Water Company                -             None         120,000             -              -


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

The Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation," as of December 31, 1996. The Company issued no stock options in 1997 and does not plan to issue any in the future. If the fair value based accounting had been used, 1996 net income would have been $6,243,000 compared to $6,251,000 as reported. Net income in 1995 would have been $11,291,000 compared to $11,303,000 as reported. Earnings per share would not change from the reported amounts. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 1996 and 1995, respectively: expected volatility of 6.57% and 4.37%; risk-free interest rates of 5.54% and 7.76% expected life of 5 years and dividend yields of 6.89% for both years. The weighted average fair value of each option granted during the years ended December 31, 1996 and 1995 was $.40 and $.75 respectively.

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

(7) Dispositions

Gains (losses) net of taxes equaled $425,000 or $0.05 per share, $(240,000) or $(0.03) per share and $1,108,000 or $0.13 per share in 1997, 1996, and
1995, respectively. These gains (losses) were due to several small land sales in Ohio, Illinois, Pennsylvania, New Hampshire, and Maine plus the more significant sales described below.

In 1994, Consumers Illinois recorded a gain, net of taxes of $394,000 from the sale of nine acres of land. In 1996, as part of a rate hearing, the Illinois Commerce Commission ordered Consumers Illinois to return the gain from this sale to the customer through reduced rates. Therefore, the gain was reversed in the second quarter of 1996. On July 17, 1996, Consumers Illinois filed in the Appellate Court for the Third District of Illinois a Notice of Appeal and Petition for Review of the Commission's Order. On July 8, 1997, the Appellate Court reversed the Illinois Commerce Commission's decision to treat the gain from the sale of land as an adjustment to water operating revenue. Therefore, Consumers Illinois recorded a gain in the third quarter of 1997.

On June 5, 1995, the Company's Consumers Ohio Water Company subsidiary closed on the sale of Girard Lake and Liberty Lake. These two lakes once supplied raw water to the area's steel industry. The lakes have not been needed as a source of supply for several years. The lakes were sold for $2.5 million and generated a gain, net of taxes, of $724,000.

On October 20, 1994, the Damariscotta division of Consumers Maine Water Company was taken by the local communities by eminent domain for $600,000 or approximately 75% of rate base. Consumers Maine prepared to challenge the purchase price in court, but instead, on February 21, 1995, reached an out of court settlement for $1,552,000. This sale generated a gain which was recorded in 1995 of approximately $363,000, net of taxes.

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

The funded status of the plan as of December 31 is as follows:


(Dollars in Thousands)                                           1997       1996
----------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
  Accumulated benefit obligations
    Vested                                                      $26,740    $24,167
    Nonvested                                                     1,849      1,651
                                                                ------------------
Total                                                            28,589     25,818
  Effect of future salary increases                               7,570      6,594
                                                                ------------------
Projected benefit obligations for services provided to date      36,159     32,412
Market value of plan assets, primarily invested in stocks,
 bonds and short-term funds                                      42,660     38,112
                                                                ------------------
Plan assets in excess of projected benefit obligations            6,501      5,700
Unrecognized net asset existing as of January 1, 1987, being
 amortized over 22 years                                         (2,481)    (2,690)
Unrecognized prior service cost                                   1,747      1,959
Unrecognized net gain                                            (8,082)    (7,258)
                                                                ------------------
Accrued pension cost at year-end                                $(2,315)   $(2,289)
                                                                ==================

Net pension cost included the following items:


(Dollars in Thousands)                             1997       1996       1995
-------------------------------------------------------------------------------

Service cost-benefits earned during the year      $ 1,082    $ 1,142    $   980
Interest cost on projected benefit obligations      2,527      2,430      2,236
Actual return on plan assets                       (6,106)    (5,869)    (6,555)
Net amortization and deferral                       2,523      2,946      4,127
                                                  -----------------------------
Net periodic pension cost                         $    26    $   649    $   788
                                                  =============================


The expected long-term rate of return on plan assets was 9.0% in 1997, 1996 and in 1995. The salary increase assumption was 4.5% in 1997 and 1996, and 5.0% in 1995. The discount rate used to determine the actuarial present value of the projected benefit obligations was 7.5% in 1997, 8.0% in 1996, and 8.0% in 1995.

The Company also has a 401(k) Plan, which covers substantially all its employees. The Company matches up to 40% of an employee's contributions in Company stock, subject to a $1,040 limitation. The value of the match was $371,000, $394,000, and $364,000 in 1997, 1996, and 1995, respectively.

In addition, the Company has a Long-Term Incentive Plan, which covers eligible members of Senior Management. Awards are at the discretion of the Board of Directors. No amounts were earned in the current year.

(9) Postretirement Benefits

Employees retiring from the Company in accordance with the retirement plan provisions are entitled to postretirement health care and life insurance coverage. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the plan periodically. In 1997, the Company established a Voluntary Employee Benefit Association. The Company contributed $336,000 to the Plan in December 1997.

The Company has adopted the delayed recognition method under which the unrecorded SFAS 106 liability as of January 1, 1993, will be amortized to expense on a straight-line basis over a 20-year period.

The following table sets forth the postretirement health and life insurance plans' combined funded status.


(Dollars in Thousands)                                                      1997       1996
--------------------------------------------------------------------------------------------

Accumulated postretirement benefit obligation                             $(3,480)   $(3,226)
Plan assets at fair value invested in a money market fund                     336          -
                                                                          ------------------
Accumulated postretirement benefit obligation in excess of plan assets    $(3,144)   $(3,226)
Unrecognized net gain from past experience different from that
 assumed and from changes in assumptions                                   (1,236)    (1,337)
Unrecognized transition obligation                                          2,406      2,567
                                                                          ------------------
Accrued postretirement benefit cost                                       $(1,974)   $(1,996)
                                                                          ==================


The accumulated postretirement benefit obligation for health insurance is $2,559,000 and for life insurance is $921,000.

Net periodic postretirement benefit cost included the following components:


(Dollars in Thousands)                                            1997    1996     1995
---------------------------------------------------------------------------------------

Service cost-benefits attributed to service during the period     $ 96    $132     $148
Interest cost on accumulated postretirement benefit obligation     254     272      292
Amortization of transition obligation over 20 years                160     160      160
Net amortization and deferral                                      (63)    (30)      (6)
                                                                  ---------------------
Net periodic postretirement benefit cost                          $447    $534     $594
                                                                  =====================

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1997 and 8.0% in 1996 and in 1995. An 8% annual rate of increase in the per capita cost of covered health care benefits is assumed for 1997, 1996 and 1995. The health care cost trend rate is assumed to decrease annually through the year 2001 to an ultimate rate of 5%.

Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation by $266,000 as of September 30, 1997, $77,000 as of September 30, 1996, and $123,000 as of September 30,
1995. The effect of this increase in trend rate assumptions on the sum of the service cost and interest cost components of the net periodic postretirement benefit cost for the year ended December 31, 1997, would be an increase of $12,000.

(10) Commitments and Contingencies

The Company is a party in or may be affected by various matters under litigation. Many of the improvements required by the Safe Drinking Water Act have been completed. The Company expects that some of its subsidiaries will need to make significant additional improvements, however, including, but not limited to, construction of treatment plants, new wells and replacement of water mains, to stay in compliance with environmental regulations and to replace aging plant. Management believes that the ultimate treatment of these expenditures and the various matters under litigation will not have a significant adverse effect on either the Company's future results of operations, financial position or cash flows. Estimated losses including the expected cost of legal fees are recorded for any litigation where a loss is probable and can be reasonably estimated.

The Company has operating leases for buildings, vehicles, water meters and office equipment. Rental expenses relating to these leases for the years ended December 31, 1997, 1996 and 1995 were approximately $832,000, $1,333,000, and $1,344,000, respectively. At December 31, 1997, minimum future lease payments under noncancelable operating leases are $760,000 in 1998, $613,000 in 1999, $490,000 in 2000, $336,000 in 2001, $301,000 in 2002
and $579,000 thereafter.

The State of Maine has assessed the Company for additional taxes based on a unitary method. The Company has appealed this assessment and does not expect that it will have a material impact on the financial position or results of operations of the Company.

In March, 1993, an outside contractor spilled a small amount of mercury while working at Consumers Ohio's water treatment plant. Several areas in and around the plant were contaminated by the spill, although no mercury contaminated Consumers Ohio's water supply. The cleanup has been completed at a total cost of approximately $900,000. Consumers Ohio Water has received $100,000 from its insurer and has sought recovery of all the cleanup costs from the contractor. Management believed it probable that Consumers Ohio would recover cleanup costs from the contractor and/or the contractor's insurer and, therefore, had recorded a long-term receivable for the costs incurred in connection with the spill. However, due to the progress of the case and to the expected cost of the litigation, Consumers Ohio reserved $375,000 in 1995 for probable losses on this claim. In November, 1996, the contractor obtained a judgement in its favor, from which Consumers Ohio has appealed. As a result of this adverse judgement, Consumers Ohio increased the reserve previously taken to cover the clean up and legal costs by $560,000 or $370,000, net of taxes. On December 26, 1997 the Court of Appeals, Eleventh District overturned the judgement in favor of the contractor and ordered a new trial. The Contractor has filed an appeal of this decision with the Ohio Supreme Court.

(11) Earnings Per Share


(In Thousands Except per Share Amounts)                             1997       1996        1995
-------------------------------------------------------------------------------------------------

BASIC

Weighted average basic shares                                        8,857      8,625       8,385
                                                                   ==============================

Income from Continuing Operations                                  $12,076    $ 9,481     $11,913
Preferred dividends                                                    (54)       (55)        (56)
                                                                   ------------------------------

Earnings from continuing operations applicable to common shares     12,022      9,426      11,857
Loss from Discontinued Operations                                   (2,737)    (3,230)       (610)
                                                                   ------------------------------
Net Income applicable to common shares                             $ 9,285    $ 6,196     $11,247
                                                                   ==============================

Basic earnings per common share from continuing operations         $  1.36    $  1.09     $  1.41
                                                                   ==============================
Loss per common share from discontinued operations                 $ (0.31)   $ (0.37)    $ (0.07)
                                                                   ==============================
Total basic earnings per common share                              $  1.05    $  0.72     $  1.34
                                                                   ==============================

DILUTED

Weighted average number of shares outstanding                        8,857      8,625       8,385
Net effect of dilutive common stock equivalents                          2          3           3
                                                                   ------------------------------
Weighted average diluted shares                                      8,859      8,628       8,388
                                                                   ==============================

Earnings from continuing operations applicable to common shares    $12,022    $ 9,426     $11,857
Loss from Discontinued Operations                                   (2,737)    (3,230)       (610)
                                                                   ------------------------------
Net Income applicable to common shares                             $ 9,285    $ 6,196     $11,247
                                                                   ==============================

Diluted earnings per common share from continuing operations       $  1.36    $  1.09     $  1.41
                                                                   ==============================
Loss per common share from discontinued operations                 $ (0.31)   $ (0.37)    $ (0.07)
                                                                   ==============================
Total diluted earnings per common share                            $  1.05    $  0.72     $  1.34
                                                                   ==============================

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years 1997, 1996, and 1995 were determined by taking employee stock options into account. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change had no impact on the previously reported earnings per share (EPS).

(12) Discontinued Operations

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc (CAT). The Company has been unsuccessful in selling CAT as an on-going business and is proceeding with its liquidation. Estimated loss on the disposal of $1.5 million, net of tax benefits of $773,000 was recorded in the first quarter of 1997. In the fourth quarter an additional reserve of $850,000 net of tax benefits of $438,000 was recorded to reflect additional expenses associated with the completion of contracts. CAT's operations were substantially shutdown during 1997. CAT continues to be responsible for certain long-term contracts, however. The operating results of CAT prior to the date of discontinuance are shown under Discontinued Operations on the accompanying Consolidated Statements of Income and all financial statements of prior periods have been restated. Total sales for the discontinued operations for 1997 and 1996 were $4,573,000 and $13,796,000, respectively. Net assets of the discontinued operations approximate realizable value. A summary of the net assets of discontinued operations follows:


                                         December 31,    December 31,
                                             1997            1996
---------------------------------------------------------------------

Cash                                      $  332,000      $  439,000
Receivables, net                           1,815,000       5,125,000
Inventory                                          -         402,000
Income taxes receivable                    2,443,000       2,032,000
Other current assets                          16,000         371,000
Property, plant and equipment                      -         480,000
                                          --------------------------
      Total assets                        $4,606,000      $8,849,000
                                          --------------------------

Notes Payable                             $        -      $1,200,000
Accounts Payable                              17,000         554,000
Accrued expenses                           1,816,000       1,788,000
Other                                         94,000          94,000
                                          --------------------------
      Total liabilities                   $1,927,000      $3,636,000
                                          --------------------------
Net assets of discontinued operations     $2,679,000      $5,213,000
                                          ==========================

(13) Subsequent Event

On January 13, 1998, the Town of Hudson, N.H. voted to acquire the Company's New Hampshire water utility assets for $34.5 million. This represents approximately 8% of the Company's total assets. The sale, pursuant to New Hampshire's condemnation statute, will result in a gain of approximately $3.5 million, or $0.40 per share, when the transaction closes, which is expected in March 1998. The operation generated $6.5 million in revenues and had 8,229 customers in 1997.

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated by reference are the "Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Other Executive Officers," and sections of the Company's Definitive Proxy Statement filed pursuant to Regulation 14A.

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

            (2)   Schedules

                  II Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995.

                  All other schedules have been omitted, since they are not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

            (3)   Exhibits

Exhibits

2.1 Agreement for Purchase and Sale of Assets dated October 24, 1997 by and between Consumers New Hampshire Water Company and the Town of Hudson is incorporated by reference to Exhibit 2.1 to Consumers Water Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.

3.1 Conformed Copy of Restated Articles of Incorporation of Consumers Water Company, as amended, is incorporated by reference to Exhibit
       3.1 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10.3* Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan A, is submitted herewith as Exhibit 10.3.

10.4* Consumers Water Company 1992 Deferred Compensation Plan for Directors, Plan B, is submitted herewith as Exhibit 10.4.

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

10.8* Consumers Water Company Executive Severance Plan is incorporated by reference to exhibit 10.9 to Consumers Water Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.9* Consumers Water Company's Senior Management Long Term Incentive Plan is incorporated by reference to Appendix A to the Company's definitive Proxy Statement dated March 29, 1996.

11. Statement of Computation of Per Share Earnings is submitted herewith as Exhibit 11.

21.    List of Subsidiaries of the Registrant is submitted herewith as
       Exhibit 21.

23.    Consent of Arthur Andersen LLP is submitted herewith as Exhibit 23.

27.    Financial Data Schedule is submitted herewith as Exhibit 27.

--------------------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

      (b)   Reports on Form 8-K

            No reports of Form 8-K were filed during the fourth quarter of 1997.

                           CONSUMERS WATER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:    /s/ Peter L. Haynes                3/20/98
    -----------------------------      -------------
       Peter L. Haynes                      Date
       President and Director
       (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ John F. Isacke                 3/20/98
    -----------------------------      -------------
       John F. Isacke                       Date
       Senior Vice President
       (Chief Financial Officer)
       (Treasurer)

By:    /s/ Gary E. Wardwell               3/20/98
    -----------------------------      -------------
       Gary E. Wardwell                     Date
       Controller
       (Chief Accounting Officer)

By:    /s/ John E. Menario                3/20/98
    -----------------------------      -------------
       John E. Menario                      Date
       Chairman and Director

By:    /s/ Michel Avenas                  3/20/98
    -----------------------------      -------------
       Michel Avenas                        Date
       Director

By:    /s/ Jack S. Ketchum                3/20/98
    -----------------------------      -------------
       Jack S. Ketchum                      Date
       Director

By:    /s/ Jane E. Newman                 3/20/98
    -----------------------------      -------------
       Jane E. Newman                       Date
       Director

By:    /s/ John E. Palmer                 3/20/98
    -----------------------------      -------------
       John E. Palmer, Jr.                  Date
       Director

By:    /s/ Robert O. Viets                3/20/98
    -----------------------------      -------------
       Robert O. Viets                      Date
       Director

By:    /s/ William B. Russell             3/20/98
    -----------------------------      -------------
       William B. Russell                   Date
       Director

By:    /s/ John H. Schiavi                3/20/98
    -----------------------------      -------------
       John H. Schiavi                      Date
       Director

By:    /s/ Peter L. Haynes                3/20/98
    -----------------------------      -------------
       Peter L. Haynes                      Date
       President and Director
       (Chief Executive Officer)


                                                                 Schedule II

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (Dollars in Thousands)


                                                        Additions                 Deductions
                                                ------------------------    ----------------------
                                  Balance at     Provision                                 Balance
                                  Beginning     Charged to                   Accounts       End of
Description                         of Year     Operations    Recoveries    Written Off      Year
--------------------------------------------------------------------------------------------------

Allowance for
 Doubtful Accounts

  Year ended December 31, 1997       $982          $806           $77           $941         $924

  Year ended December 31, 1996       $738          $927           $60           $743         $982

  Year ended December 31, 1995       $612          $688           $59           $621         $738
