Form 10-Q
period 1998-03-31
CONSUMERS WATER CO
filed 1998-05-13
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to


                  Commission File Number 0-493

                    CONSUMERS WATER COMPANY
        (Exact name of registrant as specified in its Charter)

            Maine                          01-0049450
-------------------------------            ----------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             identification number)

Three Canal Plaza, Portland, ME            04101
-------------------------------            ---------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number: (207) 773-6438


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of common shares of Consumers Water Company outstanding as of May 11, 1998 was 9,006,374.












                          Part I Item I
             Consumers Water Company and Subsidiaries
                  CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)

                                       March 31,   December 31,
                                            1998           1997
                                      -------------------------
                                      (Unaudited)
ASSETS
------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Plant in service                      $466,093       $499,087
  Less - Accumulated depreciation         91,453         92,787
                                      -------------------------
                                         374,640        406,300
  Construction work in progress           13,021         11,843
                                      -------------------------
  Net property, plant and equipment      387,661        418,143
                                      -------------------------
Assets of Discontinued Operations, Net     2,715          2,679
                                      -------------------------
Investments, at cost                       1,522          1,520
                                      -------------------------

CURRENT ASSETS:
  Cash and cash equivalents                2,742          2,694
  Accounts receivable, net of reserves
    of $914 in 1998 and $924 in 1997       7,286          8,695
  Unbilled revenue                         4,848          5,077
  Inventories                              1,872          2,068
  Prepayments and other                    5,207          6,585
  Net assets held for sale                26,583             0
                                      -------------------------
    Total current assets                  48,538         25,119
                                      -------------------------

OTHER ASSETS:
  Funds restricted for construction
           activity                           844         1,079
  Deferred charges and other assets        15,538        17,159
                                      -------------------------
                                           16,382        18,238
                                      -------------------------
                                         $456,818      $465,699
                                      =========================

The accompanying notes are an integral part of these consolidated financial statements.





            Consumers Water Company and Subsidiaries
                  CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)
SHAREHOLDERS' INVESTMENT AND LIABILITIES
----------------------------------------
CAPITALIZATION:
 Common Stock, $1 par value
  Authorized: 15,000,000 shares
   Issued: 9,001,752 shares in 1998
   and 8,967,894 in 1997                     $  9,002  $  8,968
  Amounts in excess of par value               80,172    79,555
  Reinvested Earnings                          19,497    20,134
                                      -------------------------
                                              108,671   108,657
  Preferred shareholders' investment            1,044     1,044
  Minority interest                             2,369     2,370
  Long-term debt                              141,840   171,771
                                      -------------------------
      Total capitalization                    253,924   283,842
                                      -------------------------
Contributions in Aid of Construction           71,508    77,297
                                      -------------------------
CURRENT LIABILITIES:
  Notes payable                                19,640    18,830
  Sinking fund requirements and
        current maturities                     31,405       836
  Accounts payable                              2,033     5,177
  Accrued taxes                                 9,776     9,945
  Accrued interest                              3,973     3,919
  Dividends payable                             2,750     2,754
  Accrued expenses                              9,518    10,310
                                      -------------------------
      Total current liabilities                79,095    51,771
                                      -------------------------
COMMITMENTS AND CONTINGENCIES
-----------------------------
DEFERRED CREDITS:
  Customers' advances for construction         22,249    22,049
  Deferred income taxes                        25,963    26,246
  Unamortized investment tax credits            4,079     4,494
                                      -------------------------
                                               52,291    52,789
                                      -------------------------
                                             $456,818  $465,699
                                      =========================
Book Value Per Share of Common Stock           $12.07    $12.12

The accompanying notes are an integral part of these consolidated financial statements.





          Consumers Water Company and Subsidiaries
             CONSOLIDATED STATEMENTS OF INCOME
           (In Thousands Except Per Share Amounts)
              (Unaudited)  For the three months ended March 31,
                                              1998        1997
                             ----------------------------------
Operating Revenue                           $23,407    $22,931
COSTS AND EXPENSES:
  Operations and maintenance                 10,250     10,637
  Depreciation                                3,088      2,851
  Taxes other than income                     3,279      3,122
                                      -------------------------
  Operating Expenses                         16,617     16,610
                                      -------------------------
Operating Income                              6,790      6,321
                                      -------------------------
OTHER INCOME AND (EXPENSE):
   Interest expense                          (3,709)    (3,731)
   Construction interest capitalized             67        116
   Preferred dividends and minority
         interest of subsidiaries               (22)       (29)
   Other                                        332        189
                                      -------------------------
                                             (3,332)    (3,455)
                                      -------------------------
EARNINGS FROM CONTINUING OPERATIONS:
    Before Income Taxes                       3,458      2,866
    Income Taxes                              1,299      1,032
                                      -------------------------
    Total from Continuing Operations          2,159      1,834
                                      -------------------------
LOSS FROM DISCONTINUED OPERATIONS:
    Before Discontinuance
      (Net of taxes of $234,000)                 0        (387)
    Provision for Loss on Disposal of
      Discontinued Operations
      (Net of taxes of $773,000)                 0      (1,500)
                                      -------------------------
    Total from Discontinued Operations           0      (1,887)
                                      -------------------------
Net Income (Loss)                            $2,159       ($53)
                                      =========================
Weighted Average Shares Outstanding           8,986      8,767
BASIC EARNINGS (LOSS) PER COMMON SHARE:
     Continuing Operations                    $0.24      $0.21
                                      -------------------------
Discontinued Operations -
     Before Discontinuance                    $0.00     ($0.05)
     Loss from Disposal of
        Discontinued Operations               $0.00     ($0.17)
                                      -------------------------
     Total Discontinued Operations            $0.00     ($0.22)
                                      -------------------------

Total Basic Earnings (Loss)
        per Common Share                   $0.24        ($0.01)
                                      =========================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Continuing Operations                 $0.24         $0.21
                                      -------------------------
Discontinued Operations -
     Before Discontinuance                 $0.00        ($0.05)
     Loss from Disposal of
        Discontinued Operations            $0.00        ($0.17)
                                      -------------------------
     Total Discontinued Operations         $0.00        ($0.22)
                                      -------------------------
Total Diluted Earnings
     (Loss) per Common Share               $0.24        ($0.01)
                                      =========================
Dividends Declared Per Common Share        $0.305        $0.30
                                      =========================

The accompanying notes are an integral part of these consolidated financial statements.

               Consumers Water Company and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                           (Unaudited)

                           For the three months ended March 31,
                                                1998      1997
                                      -------------------------
OPERATING ACTIVITIES:
  Net income (loss)                            $2,159     ($53)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                3,454    3,344
   Deferred income taxes and
        investment tax credits                    256      150
   Changes in assets and liabilities:
        Decrease in accounts receivable
            and unbilled revenue                  996      959
        Decrease (increase) in inventories         76     (118)
        Decrease in prepaid expenses            1,332    1,280
        Decrease in accounts payable
             and accrued expenses              (1,834)  (2,460)
   Change in other assets, net of change
        in other liabilities of
        continuing operations                    (506)     (20)
   Change in assets, net of change in
        liabilities of discontinued
        operations                                (36)     260
   Loss on disposal of discontinued
        operations                                  0    1,500
                                      -------------------------

        Total adjustments                       3,738    4,895
                                      -------------------------
        Net cash provided by operating
              activities                        5,897    4,842
                                      -------------------------
INVESTING ACTIVITIES:
  Capital expenditures                         (4,753)  (3,782)
  Decrease in funds restricted for
        construction activity                     235      457
  Decrease in construction accounts payable    (1,621)  (2,064)
                                      -------------------------
        Net cash used in investing activities  (6,139)  (5,389)
                                      -------------------------
FINANCING ACTIVITIES:
  Net borrowings of short-term debt               810    2,376
  Proceeds from issuance of long-term debt      1,875      225
  Repayment of long-term debt                  (1,237)    (128)
  Proceeds from issuance of stock                 651    1,385
  Advances and contributions in
        aid of construction                     1,019      499
  Repayments of advances                          (28)     (91)
  Taxes paid by developers on advances and
     contributions in aid of construction          0       (13)
  Cash dividends paid                           (2,800) (2,627)
                                      -------------------------
        Net cash provided by financing activities  290   1,626
                                      -------------------------
  Net increase in cash and cash equivalents         48   1,079
  Cash and cash equivalents at beginning of year 2,694   1,775
                                      -------------------------
  Cash and cash equivalents at end of period    $2,742  $2,854
                                      =========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION FROM CONTINUING OPERATIONS:
  Cash paid during the year for:
    Interest (net of amounts capitalized)       $3,515  $3,793
    Income taxes                                   $90    $123
NON-CASH INVESTING AND FINANCING
   ACTIVITIES FOR THE PERIOD:
  Property advanced or contributed                $686    $227


The accompanying notes are an integral part of these consolidated financial statements.









           CONSUMERS WATER COMPANY AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
                        (Unaudited)
                      March 31, 1998
                      PART I  ITEM 1

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

C.           DISCONTINUED OPERATIONS

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc (CAT). The Company has been unsuccessful in selling CAT as an on-going business and is proceeding with its liquidation. Estimated loss on the disposal of $1.5 million, net of tax benefits of $773,000 was recorded in the first quarter of 1997. In the fourth quarter an additional reserve of $850,000 net of tax benefits of $438,000 was recorded to reflect additional expenses associated with the completion of contracts. CAT's operations were substantially shutdown during 1997. CAT continues to be responsible for certain long-term contracts, however. The operating results of CAT prior to the date of discontinuance are shown under Discontinued Operations on the accompanying Consolidated Statements of Income and all financial statements of prior periods have been restated. Total sales for the discontinued operations for the first quarter of 1998 and 1997 were $32,000 and $2,152,000, respectively. Net assets of the discontinued operations approximate realizable value. A summary of the net assets of discontinued operations follows:


                                      March 31,    December 31,
                                          1998            1997
---------------------------------------------------------------
Cash                                  $  579,000   $    332,000
Receivables, net                       1,079,000      1,815,000
Income taxes receivable                2,398,000      2,443,000
Other current assets                       6,000         16,000
                                    ------------   ------------
     Total assets                     $4,062,000     $4,606,000
                                    ------------   ------------
Accounts payable                     $   117,000   $     17,000
Accrued expenses                       1,136,000      1,816,000
Other                                     94,000         94,000
                                    ------------   ------------
     Total liabilities                $1,347,000      1,927,000
                                    ------------   ------------
Net assets of discontinued operations $2,715,000     $2,679,000
                                    ============   ============

D.           SUBSEQUENT EVENT

On April 9, 1998, Consumers New Hampshire Water Company sold its utility assets to the Town of Hudson under the New Hampshire condemnation statute for $34.5 million. The sale is expected to generate a gain of $3.9 million or $0.43 per share and will be recorded in the second quarter of 1998. Consumers New Hampshire had $6.5 million in sales, $744,000 in net income, and 8,229 customers in 1997. The assets of Consumers New Hampshire have been reclassed to Net assets held for sale on the accompanying balance sheet. In addition, long term debt, which was subsequently paid off with the sales proceeds, is shown under current maturities.



                          PART I   ITEM 2

Management's Discussion and Analysis of Financial Conditions and
Results of Operations.

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at March 31, 1998 and the results of its operations for the three months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures totaled $3.8 million, net of contributions and advances, in the first quarter of 1998, substantially all of which relates to the Company's utility subsidiaries. Projects included $800,000 spent on the major plant replacement described below, and many smaller projects around the Company.

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

FINANCING AND CAPITALIZATION

Water utilities now require higher equity ratios than in the past to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of the additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. Due to this need for higher equity ratios and the size of the Company's capital spending program, the Company had expected to return to the equity market. However, the sale of Consumers New Hampshire generated over $19 million in cash which was used to pay down long-term debt. This is expected to delay the Company's need to return to the equity market for a few years. The Company's subsidiaries anticipate continuing to fund their immediate cash flow needs with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-6 million range. The Company's subsidiaries had unused lines of credit available at March 31, 1998 of $69.2 million. In addition, the Company has three revolving credit agreements with a total availability of $35.0 million. These agreements are committed until mid-1999. Previous borrowings under these lines were used primarily to provide equity infusions to the subsidiaries. In addition to the short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt, long-term debt financing in appropriate situations.

Retained earnings declined by $637,000 in the first quarter of 1998 as a result of dividends in excess of earnings. This reflects the seasonality of the Company's business and the continuation of its dividend policy.

ACQUISITIONS AND DISPOSITIONS

Over the past five years, the Company has acquired five water systems. Management anticipates continuing the acquisition policy of recent years.

The Company has sold five divisions with customers totaling approximately 15,000 under the threat of eminent domain since 1991. The gain on these sales totaled over $7 million. On
April 9, 1998 Consumers New Hampshire Water Company sold its utility assets to the Town of Hudson under the New Hampshire condemnation statute for $34.5 million. The sale is expected to generate a gain of $3.9 million or $0.43 per share and will be recorded in the second quarter of 1998. Consumers New Hampshire had $6.5 million in sales, $744,000 in net income, and 8,229 customers in 1997. It is expected that interest savings associated with paying off the revolving credit agreements will help offset the loss of New Hampshire's normal contribution to income. The Company continues to work with the local communities in its service areas in an effort to prevent future eminent domain proceedings.

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

Following an audit of the Company, the Maine State Tax Assessor assessed additional state corporate income taxes against the Company for the period 1988 to 1993 due to the application of the unitary tax method. The amount of the additional taxes, penalties and interest assessed was $586,207.11 as of February 5, 1998. As a result of the denial of the Company's request for reconsideration of the additional assessment, the Company filed a petition for Review and DeNovo Determination of the assessment with the Cumberland County Superior Court of the State of Maine on March 5, 1998. In its petition, the Company seeks a final determination that a portion of the assessment is barred by the statute of limitations and that the entire assessment is improper on several grounds, including that it represents an inappropriate application of the state's unitary tax method for the years subject to the audit. As part of its normal business practice, the Company maintains a reserve for possible additional tax assessments from taxing authorities. The Company expects this reserve to be adequate to cover this assessment. Therefore the Company does not expect that the amount of taxes, interest and penalties finally determined to be due will have a material impact on its financial position, results of operations or cash flows.

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

The Company recently announced its intention to form Consumers Services Company to provide financial support services to the Company's water utilities beginning in the second half of 1998. These services are now provided by the Company in part and by each water utility subsidiary in part. Other support services such as engineering and human resources may be added in the future.

RESULTS OF OPERATIONS

First Quarter 1998, Compared to First Quarter 1997

REVENUE

Revenues increased $476,000 or 2.1% compared to the first three months of 1997, due to rate increases. On April 1, 1998 a rate case was settled for $775,000 in additional annual revenue. Currently there are three rate cases pending in which $3.5 million of additional annual revenue is sought. The Company's water utility subsidiaries plan to file three additional cases in 1998, timed to seek recovery of and return on funds used to finance their capital expenditure programs.

OPERATING EXPENSES

Operating expenses increased only $7,000 compared to the first three months of 1997. Depreciation increased $237,000 due to higher plant balances and higher depreciation rates. Other taxes, which predominantly relates to property taxes, increased $157,000 due to higher plant balances. Operations and maintenance expense actually decreased $387,000 due to the Company's cost control efforts.

                            PART II

Item 1.  Legal Proceedings.

As previously reported, John L. Palmer (who is no relation to the Company's director, John E. Palmer, Jr.) had brought a lawsuit against the Company and its former subsidiary, SHC Corporation, in Cumberland County Superior Court seeking indemnification for expenses incurred in connection with the lawsuit previously brought against the Company and SHC Corporation by the Penobscot Indian Nation, as to which the Company and SHC Corporation had been granted summary judgement. Mr. Palmer, a former director of SHC Corporation, was a co-defendant in the suit brought by the Penobscot Indian Nation. Following trial, on April 15, 1998, a jury awarded Mr. Palmer $22,201.82 plus interest and costs of $3,330.28 and $738.40, respectively. While the Company believes it has grounds for appeal of this award, it does not anticipate taking such an appeal.

Following an audit of Consumers Water Company, Consumers Maine Water Company and their affiliated companies, the Maine State Tax Assessor assessed additional state corporate income taxes against the Company and its affiliates for the period 1988 to 1993 due to the application of the unitary tax method. The amount of the additional taxes, penalties and interest assessed was $586,207.11 as of February 15, 1998. As a result of the denial of the Company's request for reconsideration of the additional assessment, the Company filed a petition for Review and DeNovo Determination of the assessment with the Cumberland County Superior Court of the State of Maine on March 5, 1998. In its petition, the Company seeks a final determination that a portion of the assessment is barred by the statute of limitations and that the entire assessment is improper on several grounds, including that it represents an inappropriate application of the state's unitary tax method for the years subject to the audit. As part of its normal business practice, the Company maintains a reserve for possible additional tax assessments from taxing authorities. The Company expects this reserve to be adequate to cover this assessment. Therefore, the Company does not expect that the amount of taxes, interest and penalties finally determined to be due will have a material impact on its financial position, results of operations or cash flows.

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

     27. Financial Data Schedule is submitted herewith as
Exhibit 27.


(b)     Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 1998.






















                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CONSUMERS WATER COMPANY

                      (Registrant)

                                          /s/ Peter L. Haynes
4/13/98                             -----------------------------
----------                                Peter L. Haynes
Date                                      Chief Executive Officer





                                          /s/ John F. Isacke
4/13/98                             -----------------------------
----------                                John F. Isacke
Date                                      Chief Financial Officer






                       Exhibit Index

2.1   Agreement for Purchase and Sale of assets dated
      October 24, 1997 by and between Consumers New Hampshire Water Company and the Town of Hudson is incorporated by reference to Exhibit 2.1 to Consumers Water Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.

27.   Financial Data Schedule is submitted herewith as
      Exhibit 27