Form 10-Q
period 1998-06-30
CONSUMERS WATER CO
filed 1998-08-12
CIK 23910

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549



                        FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998



                             OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to



                  Commission File Number 0-493



                    CONSUMERS WATER COMPANY

      (Exact name of registrant as specified in its Charter)



              Maine                    01-0049450

-------------------------------       ----------------------

(State or other jurisdiction of       (I.R.S. Employer

 incorporation or organization)        identification number)



Three Canal Plaza, Portland, ME                04101

-------------------------------                -----

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



The number of common shares of Consumers Water Company

outstanding as of August 3, 1998 was 9,010,305.





                        Part I Item I

                        -------------

           Consumers Water Company and Subsidiaries

                  CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands)



                                        June 30,     December 31,

                                           1998             1997

                                        -------------------------

                                        (Unaudited)

ASSETS

-------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

    Plant in service                     $470,852        $499,087

    Less - Accumulated depreciation        93,535          92,787

                                        -------------------------



                                          377,317         406,300

    Construction work in progress          13,529          11,843

                                          -----------------------

Net property, plant and equipment         390,846         418,143

                                          -----------------------

Assets of Discontinued Operations,          2,550           2,679

                                          -----------------------

Investments, at cost                        1,778           1,520

                                          -----------------------



CURRENT ASSETS:

    Cash and cash equivalents               4,071           2,694

    Accounts receivable, net of reserves of

            $944 in 1998 and $924 in 1997   8,302           8,695

    Unbilled revenue                        5,462           5,077

    Inventories                             2,031           2,068

    Prepayments and other                   4,121           6,585

                                          -----------------------

Total current assets                       23,987          25,119

                                          -----------------------



OTHER ASSETS:

  Funds restricted for construction activity  852           1,079

  Deferred charges and other assets        16,481          17,159

                                          -----------------------

                                           17,333          18,238

                                          -----------------------

                                         $436,494        $465,699

                                          =======================



The accompanying notes are an integral part of these consolidated financial statements.





           Consumers Water Company and Subsidiaries

                 CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands)

SHAREHOLDERS' INVESTMENT AND LIABILITIES

----------------------------------------

CAPITALIZATION:

  Common Stock, $1 par value

    Authorized: 15,000,000 shares

     Issued: 9,008,305 shares in 1998 and

                 8,967,894 in 1997       $  9,008        $  8,968

  Amounts in excess of par value           80,256          79,555

  Reinvested Earnings                      23,906          20,134

                                          -----------------------

                                          113,170         108,657

  Preferred shareholders' investment        1,044           1,044

  Minority interest                         2,371           2,370

  Long-term debt                          151,119         171,771

                                          -----------------------

      Total capitalization                267,704         283,842

                                          -----------------------

Contributions in Aid of Construction       72,630          77,297

                                          -----------------------



CURRENT LIABILITIES:

  Notes payable                            11,660          18,830

  Sinking fund requirements

      and current maturities                  531             836

  Accounts payable                          2,884           5,177

  Accrued taxes                             7,644           9,945

  Accrued interest                          3,702           3,919

  Dividends payable                         2,757           2,754

  Accrued expenses                         10,766          10,310

                                          -----------------------

      Total current liabilities            39,944          51,771

                                          -----------------------

COMMITMENTS AND CONTINGENCIES

-----------------------------

DEFERRED CREDITS:

  Customers' advances for construction     22,464          22,049

  Deferred income taxes                    29,712          26,246

  Unamortized investment tax credits        4,040           4,494

                                          -----------------------

                                           56,216          52,789

                                          -----------------------

                                         $436,494        $465,699

                                         ========================

Book Value Per Share of Common Stock       $12.56          $12.12



The accompanying notes are an integral part of these consolidated financial statements.





         Consumers Water Company and Subsidiaries

             CONSOLIDATED STATEMENTS OF INCOME

                        (Unaudited)

          (In Thousands Except Per Share Amounts)

For the six months ended June 30,            1998            1997

                                          -----------------------

Operating Revenue                         $47,562         $47,149

                                          -----------------------

Costs and Expenses:

  Operations and maintenance               20,563         21,187

  Depreciation                              6,036          5,679

  Taxes other than income                   6,176          6,297

                                          -----------------------



Operating Expenses                         32,775         33,163

                                          -----------------------



Operating Income                           14,787         13,986

                                          -----------------------



Other Income and (Expense):

  Interest expense                         (6,987)        (7,564)

  Construction interest capitalized           150            191

  Preferred dividends and minority

          interest of subsidiaries            (65)           (70)

  Gains from sales of properties            6,680             16

  Other                                       679            513

                                          -----------------------



                                              457         (6,914)

                                          -----------------------



Earnings From Continuing Operations

           Before Income   Taxes           15,244          7,072

Income Taxes                                5,943          2,552

                                          -----------------------



Total Income from Continuing Operations     9,301          4,520

                                          -----------------------



Loss From Discontinued Operations:

  Before Discontinuance, Net of Taxes           0           (387)

  Provision for Loss on Disposal of

     Discontinued Operations Net of Taxes       0         (1,500)

                                          -----------------------



  Total from Discontinued Operations            0         (1,887)

                                          -----------------------



Net Income (Loss)                          $9,301         $2,633

                                          =======================

Weighted Average Shares Outstanding         8,997          8,799

Basic Earnings (Loss) per Common Share:

     Continuing Operations                  $1.03          $0.51

                                          =======================

  Discontinued Operations -

     Before Discontinuance                  $0.00         ($0.04)

     Loss from Disposal of

          Discontinued Operations           $0.00         ($0.17)

                                          -----------------------



     Total Discontinued Operations          $0.00         ($0.21)

                                          -----------------------

Total Basic Earnings (Loss)

           per Common Share                 $1.03          $0.30

                                          =======================



Diluted Earnings (Loss) per Common Share:

     Continuing Operations                  $1.03          $0.51

                                          =======================

  Discontinued Operations -

     Before Discontinuance                  $0.00          ($0.04)

     Loss from Disposal of

           Discontinued Operations          $0.00          ($0.17)

                                          -----------------------



     Total Discontinued Operations          $0.00          ($0.21)

                                          -----------------------



Total Diluted Earnings (Loss)

           per Common Share                 $1.03           $0.30

                                          =======================



Dividends Declared Per Common Share         $0.61           $0.60

                                          -----------------------





The accompanying notes are an integral part of these consolidated financial statements.





           Consumers Water Company and Subsidiaries

              CONSOLIDATED STATEMENTS OF INCOME

                        (Unaudited)

            (In Thousands Except Per Share Amounts)



For  the three months ended June 30,        1998            1997

                                          -----------------------



Operating Revenue                         $24,155         $24,218

                                          -----------------------



COSTS AND EXPENSES:

    Operations and maintenance             10,313          10,550

    Depreciation                            2,948           2,828

    Taxes other than income                 2,897           3,175

                                          -----------------------



Operating Expenses                         16,158          16,553

                                          -----------------------



Operating Income                            7,997           7,665

                                          -----------------------



OTHER INCOME AND (EXPENSE):

    Interest expense                       (3,278)         (3,833)

    Construction interest capitalized          83              75

    Preferred dividends and minority

            interest of subsidiaries          (43)            (41)

    Gains on sales of properties            6,680              16

    Other                                     347             324

                                          -----------------------



                                            3,789          (3,459)

                                          -----------------------



EARNINGS FROM CONTINUING OPERATIONS:

    Before Income   Taxes                  11,786           4,206

    Income Taxes                            4,644           1,520

                                          -----------------------



    Total from Continuing Operations        7,142           2,686

                                          -----------------------



Net Income                                 $7,142          $2,686

                                          =======================

Weighted Average Shares Outstanding         9,007           8,831

BASIC EARNINGS PER COMMON SHARE:

Total Basic Earnings per Common Share       $0.79           $0.30

                                          =======================

DILUTED EARNINGS PER COMMON SHARE:

Total Diluted Earnings per Common Share     $0.79           $0.30

                                          =======================

Dividends Declared Per Common Share         $0.305          $0.30

                                          =======================



The accompanying notes are an integral part of these consolidated financial statements.





            Consumers Water Company and Subsidiaries

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Unaudited)



                 (Dollars in Thousands)



For the six months ended June 30,                1998         1997

                                          ------------------------

OPERATING ACTIVITIES:

    Net income                                 $9,301      $2,633

ADJUSTMENTS TO RECONCILE NET INCOME TO NET

    CASH PROVIDED  BY OPERATING ACTIVITIES:

    Depreciation and amortization               6,754       6,604

    Deferred income taxes and

             investment tax credits             3,012         630

    Gains on sales of properties               (6,680)        (16)

    Changes in assets and liabilities:

        Increase in accounts receivable

                  and unbilled revenue           (673)       (480)

        Increase in inventories                   (83)        (91)

        Decrease in prepaid expenses            2,434       2,583

        Decrease in accounts payable

                and accrued expenses           (2,942)     (2,162)

    Change in other assets, net of change

         in other liabilities of

         continuing operations                 (1,014)       (377)

    Change in assets, net of change in

         liabilities of discontinued operations   129         220

    Loss on disposal of discontinued operations     0       1,500

                                          ------------------------

        Total adjustments                         937       8,411

                                          ------------------------

        Net cash provided by operating

                 activities                    10,238      11,044

                                          ------------------------

INVESTING ACTIVITIES:

    Capital expenditures                      (10,003)     (9,746)

    Decrease in funds restricted for

              construction activity               227         688

    Decrease in construction accounts payable  (1,234)     (2,221)

    Proceeds from sales of properties          33,728          18

                                          ------------------------

        Net cash (used) provided by

                investing activities           22,718     (11,261)

                                          ------------------------



FINANCING ACTIVITIES:

    Net borrowings (repayment)

            of short-term debt                 (7,170)      3,021

    Proceeds from issuance of long-term debt    1,875

    Repayment of long-term debt               (22,832)     (1,076)

    Proceeds from issuance of stock               741       2,219

    Advances and contributions

          in aid of construction                1,497       2,197

    Repayments of advances                       (164)       (223)

    Taxes paid by developers on advances and

        contributions in aid of construction        0         (28)

    Cash dividends paid                        (5,526)     (5,302)

                                          ------------------------

        Net cash (used) provided by

                   financing activities       (31,579)        808

                                          ------------------------

    Net increase in cash and cash equivalents   1,377         591



    Cash and cash equivalents at

               beginning of year                2,694       1,775

                                          ------------------------



    Cash and cash equivalents at end of period $4,071      $2,366

                                          ------------------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW

    INFORMATION FROM CONTINUING OPERATIONS:

  Cash paid during the period for:

    Interest (net of amounts capitalized)      $6,747      $7,188

    Income taxes                               $1,763        $689



NON-CASH INVESTING AND FINANCING

    ACTIVITIES FOR THE PERIOD:

  Property advanced or contributed             $1,681        $550



The accompanying notes are an integral part of these consolidated financial statements.



               CONSUMERS WATER COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS

                             (Unaudited)

                            June 30, 1998



                           PART I  ITEM 1

                           --------------



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



C.          MERGER AGREEMENT



On June 27, 1998, The Company entered into a definitive agreement to merge with Philadelphia Suburban Corporation (PSC) for

approximately $270 million in common stock.  The merger, which is subject to customary closing conditions, including approval of the shareholders of both companies and the various state

regulatory agencies, is expected to close before the end of the year.  Under the terms of the stock merger agreement, Consumers'

common shareholders will receive 1.459 shares of PSC's common stock for each Consumers common share subject to a collar and

Consumers' preferred shareholders will receive 5.756 shares of

PSC's common stock for each Consumers' preferred share subject to a collar.  Consumers would become a wholly-owned subsidiary of

PSC.  The merger will be accounted  for as a pooling-of-interests under Accounting Principles Board Opinion No. 16.



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

CAT's operations were substantially shutdown during 1997.  CAT continues to be responsible for certain long-term contracts,

however.  The operating results of CAT prior to the date of

discontinuance are shown under Discontinued Operations on the accompanying Consolidated Statements of Income and all financial statements of prior periods have been restated.  Total sales for the discontinued operations for the first half of 1998 and 1997 were $54,000 and $3,607,000, respectively.  Net assets of the discontinued operations approximate realizable value.  A summary of the net assets of discontinued operations follows:



                                         June 30,     December 31,

                                             1998             1997

------------------------------------------------------------------

Cash                                   $   46,000       $  332,000

Receivables, net                          997,000        1,815,000

Income taxes receivable                 2,353,000        2,443,000

Other current assets                        5,000           16,000

                                      -----------      -----------

     Total assets                      $3,401,000       $4,606,000

                                      -----------      -----------





Accounts payable                       $   18,000       $   17,000

Accrued expenses                          740,000        1,816,000

Other                                      93,000           94,000

                                      -----------      -----------

Total liabilities                      $  851,000       $1,927,000

                                      -----------      -----------

Net assets of discontinued operations  $2,550,000       $2,679,000

                                      ===========      ===========



E.           SALE OF CONSUMERS NEW HAMPSHIRE WATER COMPANY



On April 9, 1998, Consumers New Hampshire Water Company sold its utility assets to the Town of Hudson under the New Hampshire condemnation statute for $33.7 million net of certain closing costs.  The sale generated a gain of $3.9 million, net of taxes,

or $0.43 per share which was recorded in the second quarter of

1998.  Consumers New Hampshire had $6.5 million in sales,

$744,000 in net income, and 8,229 customers in 1997.







                          PART I   ITEM 2

                          ---------------



Management's Discussion and Analysis of Financial Conditions and

Results of Operations.



The following discussion and analysis sets forth certain factors relative to the Company's financial condition at June 30, 1998 and the results of  its operations for the six months and the three months then ended as compared to the same period of the prior year.



LIQUIDITY AND CAPITAL RESOURCES



CONSTRUCTION PROGRAM



Capital construction expenditures totaled $8.7 million, net of contributions and advances, in the first half of 1998,

substantially all of which relates to the Company's utility

subsidiaries. Projects included $2.4 million spent on the major plant replacement described below, and many smaller projects around the Company.



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

Division (Shenango).  The cost of this project is estimated at

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



Several of the Company's water utility subsidiaries have filed or plan to file rate cases in their respective jurisdictions for recovery of and return on capital used to fund their capital expenditure programs.  Costs which have been prudently incurred in the judgement of the appropriate public utility commission have been, and are expected to continue to be, recognized in rate setting. The Company has had large rate increases in prior years which lead to increased scrutiny of rate filings.  With the

declining capital construction budgets the Company is seeing an improvement in its ability to obtain timely rate relief.





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

Company's subsidiaries had unused lines of credit available at

June 30, 1998 of $77.6 million.  In addition, the Company has three revolving credit agreements with a total availability of

$35.0 million.  Two of these agreements are committed until mid-

1999 and one for $15 million is committed until mid-2000.

Borrowings under these agreements were used primarily to provide equity infusions to the subsidiaries.  In addition to short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt, long-term debt financing in appropriate

situations.



Retained earnings increased by $3,772,000 in the first half of

1998.  This reflects the gain from the sale of Consumers New

Hampshire of $3.9 million, the seasonality of the Company's

business and the continuation of its dividend policy.



ACQUISITIONS AND DISPOSITIONS



Over the past five years, the Company has acquired six water systems.  Management anticipates continuing the acquisition

policy of recent years.



The Company has sold six divisions with customers totaling

approximately 23,000 under the threat of eminent domain since

1991.  The gain on these sales totaled over $10.9 million.  This includes the April 9, 1998 sale of Consumers New Hampshire Water

Company's utility assets to the Town of Hudson under the New

Hampshire condemnation statute for $33.7 million net of certain closing costs.  The sale generated a gain of $3.9 million, net of taxes, or $0.43 per share, and was recorded in the second quarter of 1998.  Consumers New Hampshire had $6.5 million in sales,

$744,000 in net income and 8,229 customers in 1997.  It is

expected that interest savings associated with paying off the revolving credit agreements will help offset the loss of New

Hampshire's normal contribution to income.  The Company continues to work with the local communities in its service areas in an effort to prevent future eminent domain proceedings.



OTHER



On June 27, 1998, The Company entered into a definitive agreement to merge with Philadelphia Suburban Corporation (PSC) for

approximately $270 million in common stock.  The merger, which is subject to customary closing conditions, including approval of the shareholders of both companies and the various state

regulatory agencies, is expected to close before the end of the year.  Under the terms of the stock merger agreement, Consumers'

common shareholders will receive 1.459 shares of PSC's common stock for each Consumers' share subject to a collar and

Consumers' preferred shareholders will receive 5.756 shares of

PSC's common stock for each Consumers' preferred share subject to a collar.  Consumers would become a wholly-owned subsidiary of

PSC which may have a significant impact on the Company's

liquidity and capital resources.  The merger will be accounted for as a pooling-of-interests under Accounting Principles Board

Opinion No. 16.



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

Company has completed and tested updates to the Customer

Information System.  This work was completed with in-house

resources and therefore added no significant incremental costs.

The Company is continuing to evaluate its other systems but does not expect the cost of updating these systems to be material.

The Company believes that its plan minimizes the risk of failure in its computer systems due to the millennium bug.



The Company recently announced its intention to form Consumers

Services Company to provide financial support services to the

Company's water utilities beginning in September of 1998.

Consumers Service Company is currently operating as a division of the Company.  These services are now provided by the Company in part and by each water utility subsidiary in part.  Other support services such as engineering and human resources may be added in the future.







RESULTS OF OPERATIONS



First Half 1998, Compared to First Half 1997



REVENUE



Revenues increased $413,000 or .9% for the six months ended June

30, 1998 compared to the same period in 1997 due primarily to rate increases of $1,463,000 and increased consumption.  These increases were offset, in part, by the lost revenues due to the sale of Consumers New Hampshire on April 9, 1998 of $1,678,000.

Two rate cases have been settled in 1998 for additional annual revenues of $2,749,000.  Currently, two additional rate cases have been filed with annual revenue requests totaling $601,000.



OPERATING EXPENSE



Operating expenses decreased $388,000 or 1.2% for the six months ended June 30, 1998 compared to the same period in 1997.  The impact on expenses from the sale of Consumers New Hampshire was a

$1,120,000 decrease.  This was partly offset by expense increases in the rest of the Company.  Depreciation in the rest of the

Company increased $487,000.  Increased depreciation on the old

Shenango Plant accounted for $340,000 of the increase.  Shenango is in the process of building a new treatment plant.  In their last rate case they were allowed these accelerated depreciation rates in order to recover the cost of the old plant.  The

remainder of the increase is due to higher plant balances

throughout the Company.  Other operating expenses increased by just $161,000, or .8%, due to the Company's cost control efforts.

 The Company began an aggressive cost control program in the second quarter of 1997 which continues to date.



INTEREST EXPENSE



Interest expense net of interest capitalized decreased $536,000 or 7.3% for the six months ended June 30, 1998 compared to the same period in 1997 due to debt which was paid down with the proceeds from the sale of Consumers New Hampshire.









Second Quarter 1998, Compared to Second Quarter 1997



REVENUE



Revenues decreased $63,000 for the three months ended

June 30, 1998 compared to the same period in 1997 due primarily to lost revenues due to the sale of Consumers New Hampshire on

April 9, 1998 of $1,678,000 partially offset by the impact of rate increases of $877,000 and increased consumption.



OPERATING EXPENSE



Operating expenses decreased $395,000 or 2.4% for the three

months ended June 30, 1998 compared to the same period in 1997.

The impact on expenses from the sale of Consumers New Hampshire was a $1,120,000 decrease.  This was partly offset by expense increases in the rest of the Company.  Depreciation in the rest of the Company increased $250,000.  Increased depreciation on the old Shenango Plant accounted for $170,000 of the increase.

Shenango is in the process of building a new treatment plant.  In its last rate case Shenango was allowed to institute accelerated depreciation rates in order to recover the cost of the old plant.

 The remainder of the increase is due to higher plant balances throughout the Company.  Other operating expenses increased by

$451,000.  The Company began an aggressive cost control program in the second quarter of 1997 which continues to date.  Normal operating expense increases are reflected in the second quarter increase.



INTEREST EXPENSE



Interest expense net of interest capitalized decreased $563,000 or 15.0% for the three months ended June 30, 1998 compared to the same period in 1997 due to debt which was paid down with the proceeds from the sale of Consumers New Hampshire.





                             PART II

                             -------







Item 4.      Submission of Matters to Vote of Security Holders



(a)     Election of Directors



At the Annual Meeting of Shareholders held in Portland,

Maine on May 6, 1998, (the Annual Meeting) the shareholders

of the Company elected the following directors until the

1999 Annual Meeting and until their successors are elected

and qualified, each receiving the vote of the holders of the

Company's outstanding common and preferred shares, voting as one class, as follows:



                    ----------SHARES VOTED----------        BROKER

                      FOR       AGAINST     WITHHELD     NON-VOTES

Michel Avenas       6,829,550     ---        24,646         ---

Peter L. Haynes      6,830,013     ---        24,184         ---

Jack S. Ketchum      6,832,514     ---        21,681         ---

John E. Menario      6,832,268     ---        21,927         ---

Jane E. Newman      6,828,728     ---        25,469         ---

John E. Palmer, Jr. 6,831,764     ---        22,432         ---

John H. Schiavi     6,816,865     ---        37,332         ---

Robert O. Viets      6,831,636     ---        22,559         ---



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

October 24, 1997 by and between Consumers New Hampshire Water

Company and the Town of Hudson is incorporated by reference to

Exhibit 2.1 to Consumers Water Company's Quarterly Report on Form

10-Q for the Quarter ended September 30, 1997.



          2.2     Amended and Restated Agreement and Plan of

Merger as of August 5, 1998 by and among Philadelphia Suburban

Corporation, Consumers Acquisition Company and Consumers Water

Company is filed herewith as Exhibit 2.2.  The Company agrees to furnish supplementally a copy of the schedules omitted to the

Commission upon request.



          27.      Financial Data Schedule is submitted herewith

as Exhibit 27.



(b)     Reports on Form 8-K



        On June 29, 1998 Consumers Water Company filed a report on

        Form 8-K with respect to a press release reporting a

        definitive agreement providing for the merger of Consumers

        Water Company with and into a newly-formed subsidiary of

        Philadelphia Suburban Corporation.







                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                    CONSUMERS WATER COMPANY



                         (Registrant)







8/12/98                                    /s/ Peter L. Haynes

___________                                ___________________

Date                                       Peter L. Haynes

                                           Chief Executive Officer







8/12/98                                    /s/ John F. Isacke

___________                                __________________

Date                                       John F. Isacke

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

October 24, 1997 by and between Consumers New Hampshire Water

Company and the Town of Hudson is incorporated by reference to

Exhibit 2.1 to Consumers Water Company's Quarterly Report on Form

10-Q for the Quarter ended September 30, 1997.



          2.2     Amended and Restated Agreement and Plan of

Merger as of August 5, 1998 by and among Philadelphia Suburban

Corporation, Consumers Acquisition Company and Consumers Water

Company is filed herewith as Exhibit 2.2.  The Company agrees to furnish supplementally a copy of the schedules omitted to the

Commission upon request.



          27.      Financial Data Schedule is submitted herewith

as Exhibit 27.