Form 10-Q
period 1998-09-30
CONSUMERS WATER CO
filed 1998-11-13
CIK 23910

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to

                        Commission File Number 0-493

                           CONSUMERS WATER COMPANY
           (Exact name of registrant as specified in its Charter)

            Maine                           01-0049450
-------------------------------             ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              identification number)

Three Canal Plaza, Portland, ME             04101
----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number: (207) 773-6438


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of common shares of Consumers Water Company outstanding as of November 6, 1998 was 9,019,705.


                                Part I Item I
                  Consumers Water Company and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


-----------------------------------------------------------------------------------------------------------
                                                                              September 30,    December 31,
                                                                                  1998             1997
-----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)

Assets
Property, Plant and Equipment, at cost:
  Plant in service                                                              $473,032         $499,087
  Less - Accumulated depreciation                                                 96,462           92,787
                                                                                -------------------------
                                                                                 376,570          406,300
                                                                                -------------------------
  Construction work in progress                                                   20,347           11,843
---------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                            396,917          418,143
---------------------------------------------------------------------------------------------------------
Assets of Discontinued Operations, Net                                             1,318            2,679
---------------------------------------------------------------------------------------------------------
Investments, at cost                                                               1,545            1,520
---------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                        5,806            2,694
  Accounts receivable, net of reserves of $1,019 in 1998 and $924 in 1997          9,267            8,695
  Unbilled revenue                                                                 5,394            5,077
  Inventories                                                                      1,891            2,068
  Prepayments and other                                                            2,609            6,585
---------------------------------------------------------------------------------------------------------
    Total current assets                                                          24,967           25,119
---------------------------------------------------------------------------------------------------------

Other Assets:
  Funds restricted for construction activity                                         858            1,079
  Deferred charges and other assets                                               16,509           17,159
---------------------------------------------------------------------------------------------------------
                                                                                  17,367           18,238
---------------------------------------------------------------------------------------------------------
                                                                                $442,114         $465,699
=========================================================================================================

Shareholders' Investment and Liabilities
Capitalization:
  Common Stock, $1 par value
   Authorized: 15,000,000 shares
   Issued: 9,010,305 shares in 1998 and
   8,967,894 in 1997                                                            $  9,010         $  8,968
  Amounts in excess of par value                                                  80,289           79,555
  Reinvested Earnings                                                             25,888           20,134
---------------------------------------------------------------------------------------------------------
                                                                                 115,187          108,657
---------------------------------------------------------------------------------------------------------
  Preferred shareholders' investment                                               1,044            1,044
  Minority interest                                                                2,387            2,370
  Long-term debt                                                                 152,839          171,771
---------------------------------------------------------------------------------------------------------
    Total capitalization                                                         271,457          283,842
---------------------------------------------------------------------------------------------------------
Contributions in Aid of Construction                                              73,479           77,297
---------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable                                                                   14,620           18,830
  Sinking fund requirements and current maturities                                   524              836
  Accounts payable                                                                 3,331            5,177
  Accrued taxes                                                                    5,808            9,945
  Accrued interest                                                                 2,624            3,919
  Dividends payable                                                                2,803            2,754
  Accrued expenses                                                                10,964           10,310
---------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     40,674           51,771
---------------------------------------------------------------------------------------------------------
Commitments and Contingencies
---------------------------------------------------------------------------------------------------------
Deferred Credits:
  Customers' advances for construction                                            22,250           22,049
  Deferred income taxes                                                           30,253           26,246
  Unamortized investment tax credits                                               4,001            4,494
---------------------------------------------------------------------------------------------------------
                                                                                  56,504           52,789
---------------------------------------------------------------------------------------------------------
                                                                                $442,114         $465,699
=========================================================================================================
Book Value Per Share of Common Stock                                            $  12.78         $  12.12

The accompanying notes are an integral part of these consolidated financial statements.


                  Consumers Water Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                   (In Thousands Except Per Share Amounts)

---------------------------------------------------------------------------------------------------------
For the nine months ended September 30,                                               1998         1997
---------------------------------------------------------------------------------------------------------

Operating Revenue                                                                   $ 74,452     $ 74,375
Costs and Expenses:
  Operations and maintenance                                                          30,913       32,076
  Depreciation                                                                         9,147        8,525
  Taxes other than income                                                              9,096        9,461
---------------------------------------------------------------------------------------------------------
Operating Expenses                                                                    49,156       50,062
---------------------------------------------------------------------------------------------------------
Operating Income                                                                      25,296       24,313
---------------------------------------------------------------------------------------------------------
Other Income and (Expense):
  Interest expense                                                                   (10,200)     (11,409)
  Construction interest capitalized                                                      327          254
  Preferred dividends and minority interest of subsidiaries                             (116)        (121)
  Gains on sales of properties                                                         6,680          587
  Other                                                                                1,011          809
---------------------------------------------------------------------------------------------------------
                                                                                      (2,298)      (9,880)
---------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before Income
 Taxes                                                                                22,998       14,433
Income Taxes                                                                           8,906        5,170
---------------------------------------------------------------------------------------------------------
  Total Income from Continuing Operations                                             14,092        9,263
---------------------------------------------------------------------------------------------------------
Loss From Discontinued Operations:
  Before Discontinuance, Net of Taxes                                                      0         (387)
  Provision for Loss on Disposal of Discontinued Operations, Net of Taxes                  0       (1,500)
---------------------------------------------------------------------------------------------------------
  Total from Discontinued Operations                                                       0       (1,887)
---------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 14,092     $  7,376
=========================================================================================================
Weighted Average Shares Outstanding                                                    9,001        8,830
Basic Earnings per Common Share:
  Continuing Operations                                                                $1.56        $1.04
=========================================================================================================
Discontinued Operations -
  Before Discontinuance                                                                $0.00       ($0.04)
  Loss from Disposal of Discontinued Operations                                        $0.00       ($0.17)
---------------------------------------------------------------------------------------------------------
  Total Discontinued Operations                                                        $0.00       ($0.21)
---------------------------------------------------------------------------------------------------------
Total Basic Earnings per Common Share                                                  $1.56        $0.83
=========================================================================================================
Diluted Earnings per Common Share:
  Continuing Operations                                                                $1.56        $1.04
=========================================================================================================
Discontinued Operations -
  Before Discontinuance                                                                $0.00       ($0.04)
  Loss from Disposal of Discontinued Operations                                        $0.00       ($0.17)
---------------------------------------------------------------------------------------------------------
  Total Discontinued Operations                                                        $0.00       ($0.21)
---------------------------------------------------------------------------------------------------------
Total Diluted Earnings per Common Share                                                $1.56        $0.83
=========================================================================================================
Dividends Declared Per Common Share                                                    $0.92        $0.905
---------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


                  Consumers Water Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                   (In Thousands Except Per Share Amounts)

--------------------------------------------------------------------------------------------------------
For the three months ended September 30,                                              1998        1997
--------------------------------------------------------------------------------------------------------

Operating Revenue                                                                    $26,890     $27,226
Costs and Expenses:
  Operations and maintenance                                                          10,350      10,889
  Depreciation                                                                         3,111       2,846
  Taxes other than income                                                              2,920       3,164
--------------------------------------------------------------------------------------------------------
Operating Expenses                                                                    16,381      16,899
--------------------------------------------------------------------------------------------------------
Operating Income                                                                      10,509      10,327
--------------------------------------------------------------------------------------------------------
Other Income and (Expense):
  Interest expense                                                                    (3,213)     (3,845)
  Construction interest capitalized                                                      177          63
  Preferred dividends and minority interest of subsidiaries                              (51)        (51)
  Gains on sales of properties                                                             0         571
  Other                                                                                  332         296
--------------------------------------------------------------------------------------------------------
                                                                                      (2,755)     (2,966)
--------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before Income Taxes                                7,754       7,361
Income Taxes                                                                           2,963       2,618
--------------------------------------------------------------------------------------------------------
Net Income                                                                           $ 4,791     $ 4,743
========================================================================================================
Weighted Average Shares Outstanding                                                    9,010       8,888
Earnings per Common Share:
  Basic Earnings per Common Share                                                      $0.53       $0.53
========================================================================================================
  Diluted Earnings per Common Share                                                    $0.53       $0.53
========================================================================================================
Dividends Declared Per Common Share                                                    $0.31      $0.305
--------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


                  Consumers Water Company and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------
For the nine months ended September 30,                                                       1998         1997
-----------------------------------------------------------------------------------------------------------------

Operating activities:
  Net income                                                                                $ 14,092     $  7,376
                                                                                            ---------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             10,278       10,031
    Deferred income taxes and investment tax credits                                           3,514          740
    Gains on sales of properties                                                              (6,680)        (587)
    Changes in assets and liabilities:
    Increase in accounts receivable and unbilled revenue                                      (1,570)        (682)
    (Increase) Decrease in inventories                                                            57         (140)
    Decrease in prepaid expenses                                                               3,946        4,556
    Decrease in accounts payable and accrued expenses                                         (5,603)      (3,866)
    Change in other assets, net of change in other liabilities of continuing operations       (1,291)        (274)
    Change in assets, net of change in liabilities of discontinued operations                  1,361         (152)
    Loss on disposal of discontinued operations                                                    0        1,500
                                                                                            ---------------------
      Total adjustments                                                                        4,012       11,126
                                                                                            ---------------------
      Net cash provided by operating activities                                               18,104       18,502
                                                                                            ---------------------
Investing activities:
  Capital expenditures                                                                       (19,300)     (16,170)
  Decrease in funds restricted for construction activity                                         221        1,256
  Decrease in construction accounts payable                                                     (842)      (2,245)
  Proceeds from sales of properties                                                           33,728           73
                                                                                            ---------------------
      Net cash used in investing activities                                                   13,807      (17,086)
                                                                                            ---------------------
Financing activities:
  Net borrowings (repayment) of short-term debt                                               (4,210)         651
  Proceeds from issuance of long-term debt                                                     1,875        1,059
  Repayment of long-term debt                                                                (21,119)        (788)
  Proceeds from issuance of stock                                                                776        3,145
  Advances and contributions in aid of construction                                            2,435        4,108
  Repayments of advances                                                                        (267)        (877)
  Taxes paid by developers on advances and contributions in aid of construction                    0           (4)
  Cash dividends paid                                                                         (8,289)      (7,951)
                                                                                            ---------------------
      Net cash provided by financing activities                                              (28,799)        (657)
                                                                                            ---------------------
  Net increase in cash and cash equivalents                                                    3,112          759
  Cash and cash equivalents at beginning of year                                               2,694        1,775
                                                                                            ---------------------
  Cash and cash equivalents at end of period                                                $  5,806     $  2,534
                                                                                            =====================
Supplemental disclosures of cash flow information from continuing operations:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                                                    $10,931     $ 10,677
    Income taxes                                                                             $ 2,679     $  2,170
Non-cash investing and financing activities for the period:
  Property advanced or contributed                                                           $ 1,481     $   968


The accompanying notes are an integral part of these consolidated financial statements

                  CONSUMERS WATER COMPANY AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             September 30, 1998
                               PART I ITEM 1
                               -------------

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

C.    MERGER AGREEMENT

On June 27, 1998, the Company entered into a definitive merger agreement which was updated on August 5, 1998 by the restated and amended agreement and plan to merge with Philadelphia Suburban Corporation (PSC) for approximately $270 million in common stock. The merger is subject to customary closing conditions, including approval of the shareholders of both companies and the various state regulatory agencies. The special meetings of the shareholders of both companies to vote on the merger proposal are scheduled for November 16, 1998. The Company continues to actively pursue the regulatory approvals necessary to close the transaction as early as possible. Because of the state regulatory approval processes, it appears unlikely that all five states will grant approval by the end of the year. Under the terms of the stock merger agreement, Consumers' common shareholders will receive 1.459 shares of PSC's common stock for each Consumers common share subject to adjustment in certain circumstances
(a collar) and Consumers' preferred shareholders will receive 5.756 shares of PSC's common stock for each Consumers' preferred share subject to a collar. Consumers would become a wholly-owned subsidiary of PSC. The merger will be accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16.

D.    DISCONTINUED OPERATIONS

On April 29, 1997, the Company announced its intention to dispose of its technical services company, Consumers Applied Technologies, Inc (CAT). The Company has been unsuccessful in selling CAT as an on-going business and is proceeding with its liquidation. Estimated loss on the disposal of $1.5 million, net of tax benefits of $773,000 was recorded in the first quarter of 1997. In the fourth quarter an additional reserve of $850,000 net of tax benefits of $438,000 was recorded to reflect additional expenses associated with the completion of contracts. CAT's operations were substantially shutdown during 1997. CAT continues to be responsible for certain long-term contracts, however. The operating results of CAT prior to the date of discontinuance are shown under Discontinued Operations on the accompanying Consolidated Statements of Income and all financial statements of prior periods have been restated. Total sales for the discontinued operations for the first nine months of 1998 and 1997 were $338,000 and $4,039,000, respectively. Net assets of the discontinued operations approximate realizable value. A summary of the net assets of discontinued operations follows:

                                          September 30,     December 31,
                                              1998              1997
------------------------------------------------------------------------

Cash                                      $   76,000        $  332,000
Receivables, net                           1,033,000         1,815,000
Income taxes receivable                      730,000         2,443,000
Other current assets                           1,000            16,000
                                          ----------------------------
      Total assets                        $1,840,000        $4,606,000
                                          ----------------------------


Accounts payable                          $   23,000        $   17,000
Accrued expenses                             406,000         1,816,000
Other                                         93,000            94,000
                                          ----------------------------
      Total liabilities                   $  522,000        $1,927,000
                                          ----------------------------
Net assets of discontinued operations     $1,318,000        $2,679,000
                                          ============================


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


                                PART I ITEM 2
                                -------------

Management's Discussion and Analysis of Financial Conditions and Results of Operations.

This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management's current views and assumptions regarding future events and financial performance. The Report also contains statements as to the assumptions of management in making those statements and the risk factors that could cause actual results to differ from those contained in the forward looking statements.

The following discussion and analysis sets forth certain factors relative to the Company's financial condition at September 30, 1998 and the results of its operations for the nine months and the three months then ended as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION PROGRAM

Capital construction expenditures totaled $ 17.1 million, net of contributions and advances, in the first nine months of 1998, substantially all of which relates to the Company's utility subsidiaries. Projects included $ 6.3 million spent on the major plant replacement described below, and many smaller projects around the Company.

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

FINANCING AND CAPITALIZATION

Water utilities now require higher equity ratios than in the past to maintain favorable debt ratings due to the recognition by Standard & Poor's rating system of the additional risk of the SDWA requirements and the uncertainty of future regulatory treatment of the cost of these requirements. Due to this need for higher equity ratios and the size of the Company's capital spending program, the Company had expected to return to the equity market. However, the sale of Consumers New Hampshire generated over $19 million in cash which was used to pay down long-term debt. This is expected to delay the Company's need to return to the equity market for a few years. The Company's subsidiaries anticipate continuing to fund their immediate cash flow needs with short-term lines of credit until a subsidiary's short-term debt level is high enough to warrant placement of long-term debt, generally, in the $4-6 million range. The Company's subsidiaries had unused lines of credit available at September 30, 1998 of $74.7 million. In addition, the Company has three revolving credit agreements with a total availability of $35.0 million. Two of these agreements are committed until mid-1999 and one for $15 million is committed until mid-2000. Borrowings under these agreements were used primarily to provide equity infusions to the subsidiaries. In addition to short-term debt, the Company's water utility subsidiaries plan to continue to use tax-exempt, long-term debt financing in appropriate situations.

Retained earnings increased by $5,754,000 in the first nine months of 1998. This reflects the gain from the sale of Consumers New Hampshire of $3.9 million, the seasonality of the Company's business and the continuation of its dividend policy.

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

OTHER

On June 27, 1998, the Company entered into a definitive merger agreement which was updated on August 5, 1998 by the restated and amended agreement and plan to merge with Philadelphia Suburban Corporation (PSC) for approximately $270 million in common stock. The merger is subject to customary closing conditions, including approval of the shareholders of both companies and the various state regulatory agencies. The special meetings of the shareholders of both companies to vote on the merger proposal are scheduled for November 16, 1998. The Company continues to actively pursue the regulatory approvals necessary to close the transaction as early as possible. Because of the state regulatory approval processes, it appears unlikely that all five states will grant approval by the end of the year. Under the terms of the stock merger agreement, Consumers' common shareholders will receive 1.459 shares of PSC's common stock for each Consumers common share subject to adjustment in certain circumstances
(a collar) and Consumers' preferred shareholders will receive 5.756 shares of PSC's common stock for each Consumers' preferred share subject to a collar. Consumers would become a wholly-owned subsidiary of PSC. The merger will be accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16.

In 1985, the Company's subsidiary, Consumers Maine Water Company, started construction of a transmission main to Fish and Hobbs ponds, which are located in Hope, Maine, to increase the available water supply of its Camden and Rockland Division. Due to local opposition related to the uncertainty about the environmental impact of withdrawing water from these ponds, the project was delayed. In 1989, final legislation was passed that imposed a moratorium on the withdrawal of water from these ponds. The Maine Public Utilities Commission (MPUC) ordered Consumers Maine to defer the costs of the project, the legal costs of defending its water rights and carrying costs until its first rate case after June 1, 1997. Consumers Maine currently has approximately $600,000 on its balance sheet related to this project. Currently it is anticipated that a rate case filing seeking recovery of these costs will not occur until 2000.

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

The Company is actively reviewing the computer programs used in its business to determine the risk that those systems might fail due to the so-called "millennium bug" which causes computer systems to fail or malfunction as a result of their inability to distinguish dates after December 31, 1999 using a two digit entry field. The objective of this review is to ensure that the Company's critical systems and processes that impact the Company's ability to deliver water to its customers will not experience significant interruptions that would interfere with such water service or result in a material adverse impact to the Company's operations, liquidity or financial condition. The Company's computer systems can be divided into three categories: the Financial Information System, the Customer Information
System, and other systems which include non-informational systems. The
Company is currently in the process of replacing the Financial Information System due primarily to the age of the system. This system is scheduled to be completed by mid 1999. The new system is expected to cost approximately $2.5 million in total. Most of the costs of the new system pertain to hardware or software and therefore will be capitalized. Training, data conversion, and other costs will be expensed. It is expected that efficiency gains from the new system will offset many of these costs. As of September
30, 1998 replacement of the Financial Information System is proceeding on schedule and actual costs incurred to date are on budget. The Company has completed and tested updates to the Customer Information System. This work was completed with in-house resources and therefore added no significant incremental costs. The Company continues to evaluate its other systems such as process control services, HVAC, telephone systems and vendor compliance based on priorization of the risks they pose to the overall objectives. Therefore different systems and processes are in different phases of evaluation. As of September 30, 1998 the inventory and assessment phases have been completed on schedule. Based on the assessment completed to date, all such systems, while important to the normal operation of the utilities, are not critical in that the operations can be managed with manual overrides and other workarounds. The testing and contingency planning phases, scheduled for completion by mid-1999, are ongoing. The remediation phase is scheduled to be completed by mid-1999. This work is being completed primarily by in-house resources with assistance from an outside consultant. The costs have not been determined, at this time, but are expected to be estimated by the end of 1998. The Company does not expect the cost of updating these systems to be material and does expect to fund these costs with internally generated funds. These expectations will be updated as contingency planning is completed. The Company's relationship with third parties are an important component of this review, especially those with which it has a material relationship. Such third parties include vendors, data transfer systems, and other software vendors and customers. Third party vendors or critical software systems have been contacted regarding the compliance status of their software and either the vendors have represented that their software packages are compliant or the software is being remedied as part of the Company's plan. The key vendors for the water utilities are the power companies which supply the treatment plants and the distribtuion systems. The Company's electric suppliers have indicated they intend to be compliant prior to the end of 1999. The Company has sources of alternate power at some locations, and is investigating the feasibility and costs of providing such alternate power at additional locations by mid-1999. A material non-compliance could result in the interruption of, or curtailment of, normal business activities and operations. The Company believes that any such material non-compliance would be the result of third party non-compliance and not from non-compliance by the Company due to the availability of manual overrides and other methods of working around computer system failures. The Company also believes that, with the completion of this review, the possibility of significant interruptions of normal operations should be reduced. However, in the event of a severe service interruption, the potential for a materially adverse consequence does exist that may not be fully eliminated. Contingency plans may be developed for certain other critical systems, if such systems would have a significant effect on the Company's ability to delivery water to its customers. At this time, the Company does not have a contingency plan in place but is in the process of completing contingency plans for all locations and expects to have them in place by mid-1999. The Company believes that its plan minimizes the risk of failure in its computer systems due to the millennium bug. The Company will continue to actively monitor these systems in the Year 2000.

As of September 30, 1998, Consumers Services Company, operating as a division of the Company, began providing certain financial support services to the Company's water utilities. The remaining financial support services are scheduled to be provided by the division by mid-1999. Other support services such as engineering and human resources may be added in the future.

RESULTS OF OPERATIONS

First Nine Months 1998, Compared to First Nine Months 1997

REVENUE

Revenues increased $77,000 or .1% for the nine months ended September 30, 1998 compared to the same period in 1997 due primarily to rate increases of $2,753,000 and increased consumption in the amount of $762,000 due to dry conditions as compared to the prior year. These increases were offset, in part, by the lost revenues of $3,438,000 due to the sale of the utility assets of Consumers New Hampshire Water Company on April 9, 1998. Four rate cases have been settled in 1998 for additional annual revenues of $3,171,000. Currently, one additional rate case has been filed with an annual revenue request totaling $352,000.

OPERATING EXPENSE

Operating expenses decreased $906,000 or 1.8% for the nine months ended September 30, 1998 compared to the same period in 1997. The impact on expenses from the sale of Consumers New Hampshire was a $2,150,000 decrease, offset by expense increases in the rest of the Company. Depreciation in the rest of the Company increased $893,000. Increased depreciation on the old Shenango Plant accounted for $509,000 of the increase. Shenango is in the process of building a new treatment plant. In their last rate case they were allowed these accelerated depreciation rates in order to recover the cost of the old plant. The remainder of the increase is due to higher plant balances throughout the Company. Other operating expenses increased by just $351,000, or .8%, due to the Company's cost control efforts. The Company began an aggressive cost control program in the second quarter of 1997 which continues to date.

INTEREST EXPENSE

Interest expense net of interest capitalized decreased $1,283,000 or 11.5% for the nine months ended September 30, 1998 compared to the same period in 1997 due to debt which was paid down with the proceeds from the sale of Consumers New Hampshire.


Third Quarter 1998, Compared to Third Quarter 1997

REVENUE

Revenues decreased $336,000 for the three months ended September 30, 1998 compared to the same period in 1997 due primarily to lost revenues due to the sale of Consumers New Hampshire on April 9, 1998 of $1,760,000 partially offset by the impact of rate increases of $1,290,000 and increased consumption.

OPERATING EXPENSE

Operating expenses decreased $518,000 or 3.1% for the three months ended September 30, 1998 compared to the same period in 1997. The impact on expenses from the sale of Consumers New Hampshire was a $1,024,000 decrease. This was partly offset by expense increases in the rest of the Company. Depreciation in the rest of the Company increased $406,000. Increased depreciation on the old Shenango Plant accounted for $168,000 of the increase. Shenango is in the process of building a new treatment plant. In its last rate case Shenango was allowed to institute accelerated depreciation rates in order to recover the cost of the old plant. The remainder of the increase is due to higher plant balances throughout the Company. Other operating expenses increased by $100,000 due to continued efforts by the Company on aggressive cost control programs.

INTEREST EXPENSE

Interest expense net of interest capitalized decreased $746,000 or 19.7% for the three months ended September 30, 1998 compared to the same period in 1997 due to debt which was paid down with the proceeds from the sale of Consumers New Hampshire.


                                   PART II
                                   -------

Item 4.     Submission of Matters to Vote of Security Holders

(a)   None

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      2.1 Agreement for Purchase and Sale of assets dated October 24, 1997 by and between Consumers New Hampshire Water Company and the Town of Hudson is incorporated by reference to Exhibit 2.1 to Consumers Water Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997.

      2.2 Amended and Restated Agreement and Plan of Merger as of August 5, 1998 by and among Philadelphia Suburban Corporation, Consumers
Acquisition Company and Consumers Water Company is incorporated by reference to Exhibit 2.2 to Consumers Water Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.10 Consulting Agreement between Consumers Water Company and Peter
L. Haynes is submitted herewith as Exhibit 10.10.

      10.11 Consulting Agreement between Consumers Water Company and John Isacke is submitted herewith as Exhibit 10.11.

      10.12 Consulting Agreement between Consumers Water Company and Paul D. Schumann is submitted herewith as Exhibit 10.12.

      10.13 Consulting Agreement between Consumers Water Company and Paul F. Noran is submitted herewith as Exhibit 10.13.

      10.14 Consulting Agreement between Consumers Water Company and Brian Mullany is submitted herewith as Exhibit 10.14.

      27.   Financial Data Schedule is submitted herewith as Exhibit 27.

(b)   Reports on Form 8-K

      No reports have been filed on Form 8-K for the quarter ended September 30, 1998.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CONSUMERS WATER COMPANY

                                (Registrant)



11/13/98                               /s/ Peter L. Haynes
---------------                        ------------------------------------
Date                                   Peter L. Haynes
                                       Chief Executive Officer



11/13/98                               /s/ John F. Isacke
---------------                        ------------------------------------
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

      2.2 Amended and Restated Agreement and Plan of Merger as of August 5, 1998 by and among Philadelphia Suburban Corporation, Consumers
Acquisition Company and Consumers Water Company is incorporated by reference to Exhibit 2.2 to Consumers Water Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      10.10 Consulting Agreement between Consumers Water Company and Peter
L. Haynes is submitted herewith as Exhibit 10.10.

      10.11 Consulting Agreement between Consumers Water Company and John Isacke is submitted herewith as Exhibit 10.11.

      10.12 Consulting Agreement between Consumers Water Company and Paul D. Schumann is submitted herewith as Exhibit 10.12.

      10.13 Consulting Agreement between Consumers Water Company and Paul F. Noran is submitted herewith as Exhibit 10.13.

      10.14 Consulting Agreement between Consumers Water Company and Brian Mullany is submitted herewith as Exhibit 10.14.

      27.   Financial Data Schedule is submitted herewith as Exhibit 27.